Form 10KSB
period 2007-12-31
PERPETUAL TECHNOLOGIES, INC.
filed 2008-03-31
CIK 1423023

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number   000-53010

PERPETUAL TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Delaware	84-1465393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

899 South Artistic Circle, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (801) 358-5094

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

F-1

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No ☐

State issuer’s revenues for its most recent fiscal year.

$ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the issuer’s common stock held by non-affiliates at March 20, 2008 is deemed to be $0.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of December 31, 2007, there were 11,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

PERPETUAL TECHNOLOGIES, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 6 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

		6 6 7 7 7 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		7 8 9 9 10 10
	Signatures	11

(Inapplicable items have been omitted)

PART I

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 1.  Description of Business

The Company was organized as Molokai Enterprises, Inc., on November 27, 1996 under the laws of the State of Colorado.  The Company changed its domicile from Colorado to Delaware by merging with and into Perpetual Technologies, Inc., a Delaware corporation organized for that purpose on March 15, 2007, during April 2007.

The Company was reactivated on October 26, 2006 through a major sale of 10,000,000 shares of the Company’s common stock for $1,000.  Prior to the Company’s reactivation the Company had been dormant.

The Company has remained non-operational from inception and management has initiated preparations to become a public shell and seek new business opportunities.  The Company plans to acquire, or merge with, a targeted operating business that is seeking public company status.

We have now focused our efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officer and director although they are reimbursed for expenditures advanced on our behalf.

Item 2.  Description of Property

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the office of Mr. Joseph Nemelka at no cost to the Company.  Mr. Nemelka has agreed to continue this arrangement until the Company completes an acquisition or merger.

Item 3.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

There currently is no active trading for Perpetual’s Common Stock on a recognized exchange.

At December 31, 2007, the number of record holders of our Common Stock was approximately 202. Total shares issued and outstanding were 11,000,000.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Years Ended December 31, 2007 and 2006

We have at December 31, 2007 $1,994 available cash on hand, prepaid expenses of $4,908, and have a cumulative loss since entering the development stage of $12,497.  We did not generate any revenues during the years ended December 31, 2007 and for the period from re-entering the development stage on October 26, 2006 through December 31, 2006, and have had no operations.  Net Loss during the year ended December 31, 2007 was $11,897 compared to $600 for the period from re-entering the development stage on October 26, 2006 through December 31, 2006.  Expenses for the same periods consisted of general and administrative expenses of $11,198 and $600; and interest expense for both periods of $699 and $0 for 2007 and 2006, respectively.   The general and administrative expenses were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2007, we had $1,994 in available cash, prepaid expenses of $4,908, and $8,399 in current liabilities including accounts payable of $2,700, $490 in accrued interest, $209 in accrued interest – related party, and $5,000 in shareholder advances. In addition, we have four convertible promissory notes totaling $10,000. This left us a working capital of approximately ($1,497), before the four convertible promissory notes totaling $10,000, at December 31, 2007.  In February 2008, an officer/shareholder of the Company advanced another $5,000 to the Company.

We anticipate our expenses for the next twelve months will be approximately $15,000.  At the present time Management believes it has sufficient working capital to meet its needs for the few first months of 2008.  Management anticipates that we may have to rely on advances from our president, or shareholders, to meet our short-term future needs.  However, there can be no assurances to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Item 7.  Financial Statements

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth as of March 15, 2008, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name	Age	Position	Director or Officer Since

Joseph Nemelka	39	Sole officer and Director	March 20, 2007

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Joseph Nemelka, Sole Officer and Director:  Joseph Nemelka has served as President, CEO, Secretary/Treasurer and Sole Director of the Company since March 20, 2007.  Mr. Nemelka is a founder of Medical Imaging Solutions, LLC, dba Professional Radiology Solutions (“PRS”).  Mr. Nemelka has served as CEO of PRS since 2004.  PRS offers solutions that help small and medium-sized hospitals, specialty clinics and imaging centers improve the standard of patient care through the acquisition of medical equipment, nighthawk and overread services, and workflow consulting. Prior to founding PRS, Mr. Nemelka founded technology solutions provider Integr8ted Technology Solutions, LLC. Prior to Integr8ted, Mr. Nemelka was a full-time advisor to eGS living in London (UK). He represented the National Information Consortium (NIC) in a joint venture between a Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC in the creation and the initial operations of eGS. Previous to that, Mr. Nemelka served as the Executive Vice-President, Market Development for NIC. He also served as Chief Executive Officer and director of their subsidiary, Utah Interactive, Inc. Prior to becoming an officer of NIC, Mr. Nemelka was President of their Market Development division. Additionally, he served as President and Chief Executive Officer of Arkansas Information Consortium, Inc. Mr. Nemelka holds a B.A. in political science from Brigham Young University and a J.D. degree from the University Of Kansas School Of Law.

Mr. Nemelka is the President of two public companies:  IPO Alternative, Inc., and R New Ventures, Inc.

To the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

engaging in any type of business practice; or

(iii)

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(iv)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(v)

was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

(vi)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation

Our officer and director does not receive any compensation for services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with our company.  Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of his efforts to implement the business plan outlined herein.  However, our officer and director anticipates receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 15, 2008, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 11,000,000 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Joseph Nemelka	10,000,000	90.9%

Total Officers and Directors
As a Group (1 Person)		10,000,000	90.9%

(1)

Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

The Securities and Exchange Commission takes the position that any securities issued by a blank check company cannot be resold under Rule 144 but must be registered under the Securities Act of 1933.  Therefore, shares held by individuals in the capacity of management, affiliates, control persons and promoters must register such shares with the Commission before resale.  As of the date of this report, the shares held by Mr. Joseph Nemelka must be registered before being resold.

Item 12.  Certain Relationships and Related Transactions

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

Joseph Nemelka, our president, allows us to use his office in Springville, Utah on a rent-free basis.

In 2006, the president and sole director of the Company purchased 10,000,000 shares of common stock from the Company for $1,000 cash.

In September 2007, the president and sole director of the Company advanced $5,000 to the Company.  The advance does not bear interest, but the company is imputing interest at 8%, and the advance not been repaid.

In February 2008, the president and sole director of the Company advanced an additional $5,000 to the Company.  The advance does not bear interest, but the company is imputing interest at 8%, and the advance has not been repaid.

Item 13.  Exhibits.

Exhibit No.	SEC Ref. No.	Title of Document	Location
3.01		Certificate of Incorporation	*
3.02		By-Laws	*
3.03		Certificate of Merger	*
3.04		Agreement and Plan of Merger	*

1	31.1	Certification pursuant to Rule 13a-14(a) or
Rule 15d-14(a) of the Securities Exchange Act of 1934,
		as amended	Attached

2	32.1	Certification of the Principal Executive Officer
pursuant to U.S.C. Section 1350 as adopted pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

* Incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on January 10, 2008.

** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Reports on Form 8-K:

No reports on Form 8-K were filed by PERPETUAL TECHNOLOGIES, INC. during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of PERPETUAL TECHNOLOGIES, INC.’s annual financial statement and review of financial statements included in PERPETUAL TECHNOLOGIES, INC.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,820 for fiscal year ended 2007 and $0 for the period from reactivation on October 26, 2006 through December 31, 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perpetual Technologies, Inc.

Date: March 28, 2008	/s/ Joseph Nemelk
Joseph Nemelka
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	/s/ Joseph Nemelka
Joseph Nemelka
Director

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheet, December 31, 2007	F-4

Statements of Operations, for the year ended December 31, 2007 and for the periods from Reactivation on October 26, 2006 through December
31, 2007 and 2006	F-5

Statement of Stockholders’ Equity (Deficit), for the period from
Reactivation on October 26, 2006 through December 31, 2007	F-6

Statements of Cash Flows, for the year ended December 31, 2007 and for the periods from Reactivation on October 26, 2006 through
December 31, 2007 and 2006	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Perpetual Technologies, Inc.

Springville, Utah

We have audited the accompanying balance sheet of Perpetual Technologies, Inc. (a development stage company) (“the Company”) as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2007, and for the period from October 26, 2006 (reactivation) to December 31, 2006 and December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, and for the period from October 26, 2006 (reactivation) to December 31, 2006 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, UT

March 21, 2008

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,
2007

CURRENT ASSETS:
Cash	$1,994
Prepaid expense	4,908

Total Current Assets	$6,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,700
Accrued interest on convertible notes	490
Accrued interest on shareholder advance	209
Shareholder advance	5,000
Total Current Liabilities	8,399

CONVERTIBLE NOTES PAYABLE	10,000

Total Liabilities	18,399

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
200,000,000 shares authorized,
11,000,000 shares issued
and outstanding	11,000
Capital in excess of par value	(10,000)
Deficit accumulated during the
development stage	(12,497)

Total Stockholders' Equity (Deficit)	(11,497)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,902

The accompanying notes are an integral part of these financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

		For the period	Cummulative
		from	totals from
		Reactivation	Reactivation
	For the year	on Oct. 26,	on Oct. 26,
	ended	2006 through	2006 through
	December 31,	December 31,	December, 31,
	2007	2006	2007

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	11,198	600	11,798

LOSS BEFORE OTHER INCOME
(EXPENSE)	(11,198)	(600)	(11,798)

OTHER INCOME (EXPENSE):
Interest Expense	(699)	-	(699)

NET LOSS BEFORE TAXES	(11,897)	(600)	(12,497)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(11,897)	$(600)	$(12,497)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	11,000,000	11,000,000

The accompanying notes are an integral part of these financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM

REACTIVATION ON OCTOBER 26, 2006 THROUGH DECEMBER 31, 2007

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Stage ($)	Equity (Deficit) ($)
BALANCE, October 26, 2006 (reactivation)	-	-	1,000,000	1,000	(1,000)	-	-

Issued shares for cash, October 26, 2006	-	-	10,000,000	10,000	(9,000)	-	1,000

Net loss for the period ended December 31, 2006	-	-	-	-	-	(600)	(600)

BALANCE, December 31, 2006	-	-	11,000,000	11,000	(10,000)	(600)	400

Net loss for the period ended December 31, 2007	-	-	-	-	-	(11,897)	(11,897)

BALANCE, December 31, 2007	-	-	11,000,000	11,000	(10,000)	(12,497)	(11,497)

The accompanying notes are an integral part of these financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

		For the period	Cummulative
		from	totals from
		Reactivation	Reactivation
	For the year	on Oct. 26,	on Oct. 26,
	ended	2006 through	2006 through
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash Flows From Operating Activities:
Net loss	$(11,897)	$(600)	$(12,497)
Adjustments to reconcile net loss to net
cash used by operating activities:
Change in assets and liabilities:
(Increase) in Prepaid expense	(4,908)		(4,908)
Increase (decrease) in accounts payable	2,700	-	2,700
Increase in accrued interest	409	-	409
Increase in accrued interest – related party	290	-	290

Net Cash Provided (Used) by
Operating Activities	(13,406)	(600)	(14,006)

Cash Flows From Investing Activities	-	-	-

Net Cash (Used) by
Investing Activities	-	-	-

Cash Flows From Financing Activities
Shareholder advance	5,000	-	5,000
Convertible notes payable	10,000	-	10,000
Proceeds from common stock issuance	-	1,000	1,000

Net Cash Provided by Financing Activities	15,000	1,000	16,000

Net Increase (Decrease) in Cash	1,594	400	1,994

Cash at Beginning of Period	400	-	-

Cash at End of Period	$1,994	$400	$1,994

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2007:

None

For the year ended December 31, 2006:

None

The accompanying notes are an integral part of these financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation - Perpetual Technologies, Inc., “The Company” was organized as Molokai Enterprises, Inc. on November 27, 1996, under the laws of the State of Colorado. The Company changed its domicile from Colorado to Delaware by merging with and into Perpetual Technologies, Inc., a Delaware corporation set up for that purpose on March 15, 2007, during April 2007.

The Company was reactivated on October 26, 2006 through a major sale of 10,000,000 shares of the Company’s common stock for $1,000.  Prior to the Company’s reactivation the Company had been dormant.

The Company has remained non-operational from reactivation and management has initiated preparations to become a public shell and seek new business opportunities.  The Company plans to acquire, or merge with, a targeted operating business that is seeking public company status.

Development Stage - The Company has not generated any revenues from operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	For the year	For the period from Reactivation
	Ended	on Oct. 26, 2006
	December 31,	to December 31,
	2007	2006

Net loss	$(11,897)	$(600)

Weighted average common shares
outstanding (basic)	11,000,000	11,000,000
Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (diluted)	11,000,000	11,000,000

Net loss per share basic and
diluted	$(0.00)	$(0.00)

The Company has no potentially dilutive shares, such as options or warrants, currently issued and outstanding.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes [See Note 4].

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Restatement – In April 2007, the Company approved a change from no par value to $.001 par value stock, for both classes of stock. The financial statements have been restated to reflect the change.

Revenue Recognition - The Company has had no revenue since reactivation.  Once the Company has acquired an operating company and is able to generate revenue the Company will recognize revenue once persuasive evidence of an agreement between the Company and customer exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and when collectibility is reasonably assured.

Common Stock Issued For Other Than Cash - Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Recently Issued Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.   This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS NO. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning on or after December 15, 2008.  The statement applies prospectively as of the beginning of the fiscal year in which this is applied.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Recently Issued Accounting Pronouncements [continued] -

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.”  This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be indentified for each business combination.  This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This Statement requires the costs incurred to effect the acquisition (acquisition-related costs) to be recognized separately from the acquisition.  Also, this statement requires the acquirer to recognize those restructuring costs separately from the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

Common Stock - The Company has authorized 200,000,000 shares of common stock with a $.001 par value.

In October 2006, the Company issued 10,000,000 shares of common stock for cash at $0.0001 per share, resulting in net proceeds of $1,000.

Prior to reactivation (October 26, 2006) the Company had 1,000,000 shares of common stock issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stock sales – During the period from reactivation (October 26, 2006) through December 31, 2006 the director and officer of the Company paid $1,000 cash for 10,000,000 common shares of stock.

Advance from a Shareholder – In June 2007, an officer/shareholder of the Company advanced $5,000 to the Company.  The advance is due on demand and bears interest at 8% per annum.  At December 31, 2007 the accrued interest on the advance totaled $209.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  The Company has available at December 31, 2007, an operating loss carry forward of approximately $12,497, which may be applied against future taxable income and which expires in various years through 2027.  Due to certain substantial changes in the Company’s ownership there may be an annual limitation on the amount of net operating loss carry forwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax asset is approximately $4,900 as of December 31, 2007 with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $4,700.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

In February 2007 the Company issued two convertible promissory notes for $2,500 each.  In August 2007 the Company issued an additional two convertible promissory notes for $2,500.  At December 31, 2007, the balance of the combined notes was $10,000 plus accrued interest.  The notes bear interest at 8% per annum and the principal balance plus accrued interest on the notes are convertible into 250,000 shares of common stock each, or a total of 1,000,000 shares.  The principal amount of the debt (or payment of stock) together with interest on the unpaid principal balance is due February and August 2010 (thirty-six months from the date of the note).  Accrued interest on the notes totaled $490 at December 31, 2007.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since reactivation and has not yet been successful at establishing profitable operations. This factor raises substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.

There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.