Form 10-Q
period 2008-03-31
PERPETUAL TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1423023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53010

 PERPETUAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1465393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

899 South Artistic Circle, Mapleton, Utah	84663
(Address of principal executive offices)	(Zip Code)

(801) 358-5094

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐  Yes  ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

At March 31, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 11,000,000.

PERPETUAL TECHNOLOGIES, INC.

FORM 10-Q

MARCH 31, 2008

INDEX

			Page
PART I.		Financial Information	3

	Item 1.	Unaudited Condensed Financial Statements	3

		Condensed Balance Sheets – March 31, 2008 (unaudited) and December 31, 2007	3

		Unaudited Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and from the period of Reactivation on October 26, 2006 through March 31, 2008	4

		Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and from the period of Reactivation on October 26, 2006 through March 31, 2008	5

		Notes to Unaudited Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

	Item 4T.	Controls and procedures	9
PART II.		Other Information
	Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.

Legal Proceedings.

Risk Factors

Unregistered Sales of Equity Securities and Use of Proceeds.

Defaults Upon Senior Securities.

Submission of Matters to a Vote of Security Holders.

Other Information.

Exhibits

			9 9 12 12 12 12 12
		Signatures	12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	(Unaudited)
	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$1,054	$1,994
Prepaid expenses	4,908	4,908

Total Current Assets	5,962	6,902

Total Assets	$5,962	$6,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,670	$2,700
Accrued interest on convertible notes	690	490
Accrued interest – related party	362	209
Shareholder advances	10,000	5,000

Total Current Liabilities	12,722	8,399

CONVERTIBLE NOTES PAYABLE	10,000	10,000

Total Liabilities	22,722	18,399

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	(10,000)	(10,000)
Deficit accumulated during the
development stage	(17,760)	(12,497)

Total Stockholders' Equity (Deficit)	(16,760	(11,497)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,962	$6,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative
			totals from
			Reactivation
			on Oct. 26,
	For the Three Months		2006 through
	March 31,		March 31,
	2008	2007	2008
REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	4,910	3,107	16,708

Total Operating Expenses	4,910	3,107	16,708

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,910)	(3,107)	(16,708)

OTHER INCOME (EXPENSE):
Interest expense	(200)	(56)	(690)
Interest expense – related party	(153)	-	(362)

Total Other Income (Expense)	(353)	(56)	(1,052)

LOSS BEFORE INCOME TAXES	(5,263)	(3,163)	(17,760)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,263)	$(3,163)	$(17,760)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES	11,000,000	11,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			totals from
			Reactivation
	For the Three		on Oct. 26,
	Months Ended		2006 through
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(5,263)	$(3,163)	$(17,760)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	(4,908)
Increase (decrease) in accounts payable	(1,030)	-	1,670
Increase in accrued interest	200	56	690
Increase in accrued interest – related party	153	-	362

Net Cash Provided (Used) by Operating Activities	(5,940)	(3,107)	(19,946)

Cash Flows from Investing Activities	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Shareholder advances	5,000	-	10,000
Convertible notes payable	-	5,000	10,000
Proceeds from common stock issuances	-	-	1,000

Net Cash Provided by Financing Activities	5,000	5,000	21,000

Net Increase (Decrease) in Cash	(940)	1,893	1,054

Cash at Beginning of Period	1,994	400	-

Cash at End of Period	$1,054	$2,293	$1,054

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2008:

None

For the three months ended March 31, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $6,760 as of March 31, 2008, has incurred net losses of $5,263 and $3,163 during the three months ended March 31, 2008 and 2007, respectively, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, advances, or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advance from a Shareholder – In June 2007 and February 2008 an officer/shareholder of the Company advanced $5,000 and $5,000, respectively, to the Company.  The advances are due on demand and bear interest at 8% per annum.  At March 31, 2008 the accrued interest on the advance totaled $362.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In February 2007 the Company issued two convertible promissory notes for $2,500 each.  In August 2007, the Company issued an additional two convertible promissory notes for $2,500 each.  At March 31, 2008, the balance of the combined notes was $10,000 plus accrued interest.  The notes bear interest at 8% per annum and the principal balance plus accrued interest on the notes are convertible into 250,000 shares of common stock each, or a total of 1,000,000 shares.  The principal amount of the debt (or payment of stock) together with interest on the unpaid principal balance is due February and August 2010 (thirty-six months from the date of the notes).  At March 31, 2008 and December 31, 2007, accrued interest on the notes totaled $690 and $490, respectively.

NOTE 5 - INCOME TAXES

The Company has available at March 31, 2008, net operating loss carryforwards of approximately $17,760 which may be applied against future taxable income and which expire in 2027 and 2028.  The net deferred tax assets are approximately $2,650 and $1,950 as of March 31, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three-month period ended March 31, 2008 is approximately $700.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

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

•

the potential for growth and expansion;

•

the potential for profit; and

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification, and other relevant factors.

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

•

a financial plan of operation and estimated capital requirements; and

•

other information deemed relevant.

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

Three Month Periods Ended March 31, 2008 and 2007

We have at March 31, 2008 $1,054 available cash on hand, prepaid expenses of $4,908, and have a cumulative loss since entering the development stage of $17,760.  We did not generate any revenues for the three month periods ending March 31, 2008 and 2007, and for the period from reactivation on October 26, 2006 through March 31, 2008, we have had no operations.  For the three months ending March 31, 2008 net loss was $5,263 compared to $3,163 for the same period in 2007.  Expenses during the three months ended March 31, 2008, consisted of $4,910 in general and administrative expense, and $0 in depreciation and amortization.  Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $3,107 in general and administrative expenses.  Interest expense totaled $353 and $56 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 our total assets were $5,962 consisting of cash of $1,054 and prepaid expenses of $4,908.  Total liabilities at March 31, 2008 are $22,722 consisting of $1,670 in accounts payable, $1,052 in accrued interest, $10,000 in convertible notes payable, and $10,000 in shareholder advances.

Liquidity and Capital Resources

At March 31, 2008 we had $1,054 in cash and have had no revenues since reactivation on October 26, 2006. We estimate that general and administrative expenses for the next twelve months will be approximately $18,000.  At March 31, 2008 we also had total liabilities of $22,722.  As a result, we will need to generate up to $41,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek additional advances from our officers or shareholders.  We do not have any commitments for financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 1A. Risk Factors.  Not required by a smaller reporting company.

The Company's business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

- is not listed on a national securities exchange or Nasdaq;

- is listed in "pink sheets" or on the NASD OTC Bulletin Board;

- has a price per share of less than $5.00; and

- is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

- determination of the purchaser's investment suitability;

- delivery of certain information and disclosures to the purchaser; and

- receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

- such rules may materially limit or restrict the ability to resell our common stock, and

- the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders. None.

Item 5.  Other Information. None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report.

SEC Ref. No.	Title of Document
31.1	Certification of the Principal Executive Officer / Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer / Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERPETUAL TECHNOLOGIES, INC.

(Registrant)

Date: May 15, 2008

/s/ Joseph Nemelka

Joseph Nemelka

Chief Executive Officer and

Chief Financial Officer