Form 10-Q
period 2008-06-30
PERPETUAL TECHNOLOGIES, INC.
filed 2008-08-06
CIK 1423023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53010

PERPETUAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1465393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

374 East 400 South, Suite 3, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

(801) 358-5094

(Registrant’s telephone number, including area code)

899 South Artistic Circle, Springville, Utah

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

At June 30, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 11,000,000.

PERPETUAL TECHNOLOGIES, INC.

FORM 10-Q

JUNE 30, 2008

INDEX

			Page
PART I.		Financial Information	3

	Item 1.	Unaudited Condensed Financial Statements	3

		Condensed Balance Sheets – June 30, 2008 (unaudited) and December 31, 2007	3

		Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, and from the period of Reactivation on October 26, 2006 through June 30, 2008	4

		Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and from the period of Reactivation on October 26, 2006 through June 30, 2008	5

		Notes to Unaudited Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

	Item 4T.	Controls and procedures	9
PART II.		Other Information
	Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.

Legal Proceedings.

Risk Factors

Unregistered Sales of Equity Securities and Use of Proceeds.

Defaults Upon Senior Securities.

Submission of Matters to a Vote of Security Holders.

Other Information.

Exhibits

			10 10 12 12 12 12 13
		Signatures	13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	(Unaudited)
	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$2,360	$1,994
Prepaid expenses	4,908	4,908

Total Current Assets	7,268	6,902

Total Assets	$7,268	$6,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$136	$2,700
Accrued interest on convertible notes	890	490
Accrued interest – related party	622	209
Stockholder advances	15,000	5,000

Total Current Liabilities	16,648	8,399

CONVERTIBLE NOTES PAYABLE	10,000	10,000

Total Liabilities	26,648	18,399

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	(10,000)	(10,000)
Deficit accumulated during the
development stage	(20,380)	(12,497)

Total Stockholders' Equity (Deficit)	(19,380)	(11,497)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,268	$6,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative
					totals from
					Reactivation
	For the Three		For the Six		on Oct. 26,
	Months Ended		Months Ended		2006 through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	2,160	7,229	7,070	10,336	18,868

LOSS BEFORE OTHER INCOME
(EXPENSE)	(2,160)	(7,229)	(7,070)	(10,336)	(18,868)

OTHER INCOME (EXPENSE):
Interest Expense	(200)	(9)	(400)	(156)	(890)
Interest Expense – related party	(260)	(100)	(413)	(9)	(622)

Total Other Income (Expense)	(460)	(109)	(813)	(165)	(1,512)

LOSS BEFORE INCOME
TAXES	(2,620)	(7,338)	(7,883)	(10,501)	(20,380)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,620)	$(7,338)	$(7,883)	$(10,501)	$(20,380)

LOSS PER COMMON SHARE:	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE
NUMBER OF SHARES	11,000,000	11,000,000	11,000,00	11,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			totals from
			Reactivation
	For the Six		on Oct. 26,
	Months Ended		2006 through
	June 30,		June 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(7,883)	$(10,501)	$(20,380)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	(4,908)
Increase (decrease) in accounts payable	(2,564)	-	136
Increase in accrued interest	400	156	890
Increase in accrued interest – related party	413	9	622

Net Cash Provided (Used) by Operating Activities	(9,634)	(10,336)	(23,640)

Cash Flows from Investing Activities	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Stockholder advances	10,000	5,000	15,000
Convertible notes payable	-	5,000	10,000
Proceeds from common stock issuances	-	-	1,000

Net Cash Provided by Financing Activities	10,000	10,000	26,000

Net Increase (Decrease) in Cash	366	(336)	2,360

Cash at Beginning of Period	1,994	400	-

Cash at End of Period	$2,360	$64	$2,360

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2008:

None

For the six months ended June 30, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $9,380 as of June 30, 2008, has incurred net losses of $7,883 and $10,501 during the six months ended June 30, 2008 and 2007, respectively, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, advances, or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from a Stockholder – In June 2007, and in February and May 2008, an officer/stockholder of the Company advanced a total of $15,000 to the Company.  The advances are due on demand and bear interest at 8% per annum.  At June 30, 2008 the accrued interest on the advances totaled $622.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In February 2007, the Company issued two convertible promissory notes for $2,500 each.  In August 2007, the Company issued an additional two convertible promissory notes for $2,500 each.  At June 30, 2008, the balance of the combined notes was $10,000 plus accrued interest.  The notes bear interest at 8% per annum and the principal balance plus accrued interest on the notes are convertible into 250,000 shares of common stock each, or a total of 1,000,000 shares. The principal amount of the debt (or payment of stock) together with interest on the unpaid principal balance is due February and August 2010 (thirty-six months from the date of the notes).  At June 30, 2008 and December 31, 2007, accrued interest on the notes totaled $890 and $490, respectively.

NOTE 5 - INCOME TAXES

The Company has available at June 30, 2008, net operating loss carryforwards of approximately $20,380 which may be applied against future taxable income and which expire in 2027 and 2028.  The net deferred tax assets are approximately $3,000 and $1,950 as of June 30, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six-month period ended June 30, 2008 is approximately $1,050.

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

•

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

Six Month Periods Ended June 30, 2008 and 2007

We have at June 30, 2008, $2,360 available cash on hand, prepaid expenses of $4,908, and have a cumulative loss since entering the development stage of $20,380.  We did not generate any revenues for the six month periods ending June 30, 2008 and 2007, and for the period from reactivation on October 26, 2006 through June 30, 2008, we have had no operations.  For the six months ending June 30, 2008, net loss was $7,883 compared to $10,501 for the same period in 2007.  Expenses during the six months ended June 30, 2008, consisted of $7,070 in general and administrative expense, and $0 in depreciation and amortization.  Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $10,336 in general and administrative expenses.  Interest expense totaled $813 and $165 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 our total assets were $7,268 consisting of cash of $2,360 and prepaid expenses of $4,908.  Total liabilities at June 30, 2008 are $26,648 consisting of $136 in accounts payable, $1,512 in accrued interest, $10,000 in convertible notes payable, and $15,000 in stockholder advances.

Liquidity and Capital Resources

At June 30, 2008, we had $2,360 in cash and have had no revenues since reactivation on October 26, 2006. We estimate that general and administrative expenses for the next twelve months will be approximately $18,000.  At June 30, 2008 we also had total liabilities of $26,647.  As a result, we will need to generate up to $45,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek additional advances from our officers or shareholders.  We do not have any commitments for financing.

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

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

The Company's officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, stockholders or their affiliates: (i) any lending by the Company to such persons; or (ii) the payment of any finder's fees to such persons.

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

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require stockholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present stockholders of the Company and would most likely result in a change in control or management of the Company.

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

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

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

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

- such rules may materially limit or restrict the ability to resell our common stock; and

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

Date: August 5, 2008

/s/ Joseph Nemelka

Joseph Nemelka

Chief Executive Officer and

Chief Financial Officer