Form 10-Q
period 2008-09-30
PERPETUAL TECHNOLOGIES, INC.
filed 2008-11-05
CIK 1423023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

At October 30, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 12,000,000.

PERPETUAL TECHNOLOGIES, INC.

FORM 10-Q

SEPTEMBER 30, 2008

INDEX

			Page
PART I.		Financial Information	3

	Item 1.	Unaudited Condensed Financial Statements	3

		Condensed Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007	3

		Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and from the period of Reactivation on October 26, 2006 through September 30, 2008	4

		Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and from the period of Reactivation on October 26, 2006 through September 30, 2008	5

		Notes to Unaudited Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

	Item 4T.	Controls and procedures	10
PART II.		Other Information
	Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.

Legal Proceedings.

Risk Factors

Unregistered Sales of Equity Securities and Use of Proceeds.

Defaults Upon Senior Securities.

Submission of Matters to a Vote of Security Holders.

Other Information.

Exhibits

			10 10 13 13 13 13 13
		Signatures	13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	(Unaudited)
	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$1,380	$1,994
Prepaid expenses	4,908	4,908

Total Current Assets	6,288	6,902

Total Assets	$6,288	$6,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,000	$2,700
Accrued interest on convertible notes	1,090	490
Accrued interest – related party	922	209
Stockholder advances	15,000	5,000

Total Current Liabilities	20,012	8,399

CONVERTIBLE NOTES PAYABLE	10,000	10,000

Total Liabilities	30,012	18,399

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
11,000,000 shares issued and outstanding	11,000	11,000
Capital in excess of par value	(10,000)	(10,000)
Deficit accumulated during the
development stage	(24,724)	(12,497)

Total Stockholders' Equity (Deficit)	(23,724)	(11,497)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,288	$6,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative totals from Reactivation on Oct. 26, 2006 through September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	3,844	3,070	10,914	13,406	22,712

LOSS BEFORE OTHER INCOME
(EXPENSE)	(3,844)	(3,070)	(10,914)	(13,406)	(22,712)

OTHER INCOME (EXPENSE):
Interest Expense	(200)	(134)	(600)	(190)	(1,090)
Interest Expense – related party	(300)	(100)	(713)	(209)	(922)

Total Other Income (Expense)	(500)	(234)	(1,313)	(399)	(2,012)

LOSS BEFORE INCOME
TAXES	(4,344)	(3,304)	(12,227)	(13,805)	(24,724)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,344)	$(3,304)	$(12,227)	$(13,805)	$(24,724)

LOSS PER COMMON SHARE:	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE
NUMBER OF SHARES	11,000,000	11,000,000	11,000,00	11,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			totals from
			Reactivation
	For the Nine		on Oct. 26,
	Months Ended		2006 through
	September 30,		September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(12,227)	$(13,805)	$(24,724)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	(4,908)
Increase (decrease) in accounts payable	300	-	3,000
Increase in accrued interest	600	290	1,090
Increase in accrued interest – related party	713	109	922

Net Cash Provided (Used) by Operating Activities	(10,614)	(13,406)	(24,620)

Cash Flows from Investing Activities	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Stockholder advances	10,000	5,000	15,000
Convertible notes payable	-	10,000	10,000
Proceeds from common stock issuances	-	-	1,000

Net Cash Provided by Financing Activities	10,000	15,000	26,000

Net Increase (Decrease) in Cash	(614)	1,594	1,380

Cash at Beginning of Period	1,994	400	-

Cash at End of Period	$1,380	$1,994	$1,380

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2008:

None

For the nine months ended September 30, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $13,724 as of September 30, 2008, has incurred net losses of $12,227 and $13,805 during the nine months ended September 30, 2008 and 2007, respectively, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, advances, or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from a Stockholder – In June 2007, and in February and May 2008, an officer/stockholder of the Company advanced a total of $15,000 to the Company.  The advances are due on demand and bear interest at 8% per annum.  At September 30, 2008 the accrued interest on the advances totaled $922.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In February 2007, the Company issued two convertible promissory notes for $2,500 each.  In August 2007, the Company issued an additional two convertible promissory notes for $2,500 each.  At September 30, 2008, the balance of the combined notes was $10,000 plus accrued interest.  The notes bear interest at 8% per annum and the principal balance plus accrued interest on the notes are convertible into 250,000 shares of common stock each, or a total of 1,000,000 shares.  The principal amount of the debt (or payment of stock) together with interest on the unpaid principal balance is due February and August 2010 (thirty-six months from the date of the notes).  At September 30, 2008 and December 31, 2007, accrued interest on the notes totaled $1,090 and $490, respectively.

NOTE 5 - INCOME TAXES

The Company has available at September 30, 2008, net operating loss carryforwards of approximately $24,724 which may be applied against future taxable income and which expire in 2027 and 2028.  The net deferred tax assets are approximately $3,705 and $1,950 as of September 30, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine-month period ended September 30, 2008 is approximately $1,755.

NOTE 6 – SUBSEQUENT EVENT

In October 2008 the Company issued one million shares of common stock for $25,000 cash, or $.025 per share.  On September 9, 2008 the Board of Directors approved a non-public stock offering for the sale of up to one million shares of common stock at $.025 per share.

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

Nine Month Periods Ended September 30, 2008 and 2007

We have at September 30, 2008, $1,380 available cash on hand, prepaid expenses of $4,908, and have a cumulative loss since entering the development stage of $24,724.  We did not generate any revenues for the nine month periods ending September 30, 2008 and 2007, and for the period from reactivation on October 26, 2006 through September 30, 2008, we have had no operations.  For the nine months ending September 30, 2008, net loss was $12,227 compared to $13,805 for the same period in 2007.  Expenses during the nine months ended September 30, 2008, consisted of $10,914 in general and administrative expense, and $0 in depreciation and amortization.  Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $13,406 in general and administrative expenses.  Interest expense totaled $1,313 and $399 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 our total assets were $6,288 consisting of cash of $1,380 and prepaid expenses of $4,908.  Total liabilities at September 30, 2008 are $30,012 consisting of $3,000 in accounts payable, $2,012 in accrued interest, $10,000 in convertible notes payable, and $15,000 in stockholder advances.

Liquidity and Capital Resources

At September 30, 2008, we had $1,380 in cash and have had no revenues since reactivation on October 26, 2006. We estimate that general and administrative expenses for the next twelve months will be approximately $18,000.  At September 30, 2008 we also had total liabilities of $30,012.  As a result, we will need to generate up to $49,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek additional advances from our officers or stockholders.

On September 9, 2008 the Board of Directors approved a non-public offering of up to 1,000,000 shares of the Company’s authorized Common Stock for $.025 per share. During October 2008 stock subscriptions and cash totaling $25,000 were received and deposited.

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

Date: November 3, 2008

/s/ Joseph Nemelka

Joseph Nemelka

Chief Executive Officer and

Chief Financial Officer