Form 10-K
period 2008-12-31
PERPETUAL TECHNOLOGIES, INC.
filed 2009-03-12
CIK 1423023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-53010

PERPETUAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1465393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1442 E. Lower River Road, Kamas, Utah	84036
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (435) 783-4875

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X   No             (2)  Yes  X    No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

Accelerated Filer      .

Non-accelerated Filer

Smaller reporting company    X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes            No   X .

At February 28, 2009, there were 13,000,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

6

ITEM 2.  PROPERTIES

6

ITEM 3.  LEGAL PROCEEDINGS

6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

6

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

6

ITEM 6.  SELECTED FINANCIAL DATA

7

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

7

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

8

ITEM 9A.  CONTROLS AND PROCEDURES

8

ITEM 9A(T).  CONTROLS AND PROCEDURES

8

ITEM 9B.   OTHER INFORMATION

9

PART III

10

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

10

ITEM 11.  EXECUTIVE COMPENSATION

11

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

11

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

12

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

13

PART IV

13

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

13

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, potential  operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the startup of a new business; national economic and political conditions; acceptance of the Company’s services; available financing; competition of other service providers, the general economic downturn; a further downturn in the securities markets; our ability to raised needed operating funds and continue as a going concern; and other risks and uncertainties.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our Company” refer to PERPETUAL TECHNOLOGIES, INC., a Delaware corporation.

PART I

ITEM 1.  BUSINESS

Overview and Development Since the Beginning of 2008

The Company was organized as Molokai Enterprises, Inc., on November 27, 1996 under the laws of the State of Colorado.  The Company changed its domicile from Colorado to Delaware by merging with and into Perpetual Technologies, Inc., a Delaware corporation organized for that purpose on March 15, 2007, during April 2007.

The Company was reactivated on October 26, 2006 through a major sale of 10,000,000 shares of the Company’s common stock for $1,000.  Prior to the Company’s reactivation the Company had been dormant.   The Company remained non-operational from reactivation until December 2008, when a change of control occurred, the Company filed Form 8-K describing its business operations, and it filed with the State of Utah for authority to conduct business as a foreign corporation under the dba name of Organic Wise.  The Company offers consulting and compliance services to companies seeking to obtain organic certification in accordance with the United States Department of Agriculture’s National Organic Program (USDA-NOP) standards.   The Company also provides expertise, training and consulting services in organic enforcement actions including certification agency and federal administrative corrective actions.

Business of the Company

The Company has commenced the startup phase of its proposed operations.  It has filed with the State of Utah an application to transact business under the name “Organic Wise” and intends to conduct its business under this name.  The Company offers Organic System Plan (“OSP”) development, implementation, and compliance services to companies seeking to obtain organic certification in accordance with the United States Department of Agriculture’s National Organic Program (USDA-NOP) standards.   The Company also provides expertise, training and consulting services in organic enforcement actions including certification agency and federal administrative corrective actions.  Clients will include retail grocery stores, value added organic production, livestock operations and crop production.  Mr. Winterton, the Company’s president, is assigning one of his existing clients to the Company and is negotiating with two additional customers for the Company.

Since the implementation of the USDA’s National Organic Program in 2002, organic production and sales have skyrocketed.   With the high cost of petroleum based inputs and consumer concerns regarding food production, organic products are becoming more important to the world’s food supply.  The USDA-NOP standards are still considered new.  There are far more applicants to the organic foods industry than the number of consultants and expertise.  The industry emphasis has been to educate inspection personnel, but the number of individuals that have extensive experience and in-depth understanding of the standards is more limited.  The Company’s focus will be on assisting organic producers and processors to succeed in the creation of plans that meet and maintain the USDA-NOP standards.  There are a limited number of individuals and companies across the nation that offer such services.  Management believes this is a fast growing industry and that the need far exceeds the current supply of persons to supply the required service.  Management intends to focus more on the administrative procedure and enforcement portion of the program than on training inspectors.

Mr. Winterton developed the Utah Regulations for Organic in the year 2000 and created the Organic program operating manuals for the State of Utah, including policy and quality manuals that conform to ISO 65 standards for quality systems.  Mr. Winterton successfully operated a certification program for the State of Utah which was approved by USDA from October of 2002 to the fall of 2008 and was instrumental in obtaining the certification by USDA for the State of Utah Department of Agriculture.  Mr. Winterton has interacted with other state programs as well as private certification bodies nationwide.  He has considerable knowledge of the organic program as well as contacts with persons of influence with most major certification agencies.  Costs of certification have traditionally been and continue to be the burden of the persons being certified.  Private as well as governmental agencies run these programs as producer cost supported entities.

The Company will provide a niche service to the organic foods market.  To ensure quality organic production, the USDA continues to clarify and strengthen its complex certification requirements.  At the heart of the USDA requirements is the OSP which details what, when, why and where individual companies are taking actions to meet federal organic standards.  An OSP is the most important aspect of NOP certification and is often a hurdle preventing companies from obtaining that certification.  Companies seeking certification are often confused by the organic standards and are concerned about writing an OSP that complies with all organic regulatory requirements.  These concerns are magnified by the fact that federal organic standards require rigorous third party inspections to verify company compliance with organic standards and to ensure that the companies’ OSP is being followed.  Moreover, the USDA is seeking to step up enforcement processes against companies failing to follow the OSP and regulatory standards.

Management believes that the services it offers will eliminate the confusion created by the complex regulations by working as a consultant either assisting companies with drafting an OSP or offering a well written and compliant OSP that meets all organic standards.  Further, the Company will offer ongoing services to assist companies with their continuing certification compliance.  Specifically, the Company will assist companies with their record keeping requirements; provide regular follow up inspections to identify non-compliance and assist with correction; and re-write plans to meet changes to operations.

The initial focus of the Company during this startup phase will be on retail certification in the State of Utah.  Management intends to seek more business in Utah and create opportunities in surrounding states, such as Colorado, New Mexico, Arizona, Idaho and Nevada which also have expanding organic programs.  Mr. Winterton is familiar with the organic contacts in those states.  Initial contracts will be for retail grocery store certification, but there are opportunities for organic production as well as processing businesses.  Management believes that at present no one else is offering these services in the State of Utah, but management is aware of one competitor in Idaho.  Persons active as inspectors cannot work as a consultant for the companies that they inspect, therefore persons have emphasized the inspection opportunities rather than consulting.  Most competitors are located in the Mid-West and East Coast as well as California.

Mr. Winterton will be the Company’s sole employee initially and he is expected to devote approximately 20% of his time to the business of the Company.  As the business grows, Mr. Winterton intends to devote more of his time to the Company and will seek outside contractors to also provide the initial organic plan and ongoing maintenance services for the Company’s customers.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer nor a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities.  For now the home of Seth Winterton, the President and principal stockholder, is being used as the Company address.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There currently is no active trading for the Company’s Common Stock on a recognized exchange.

The Company was a shell company from approximately October 2006 to December 2008.  In a private transaction on December 27, 2008, Mr. Seth Winterton acquired 9,000,000 shares of the Company’s common stock from Mr. Joseph Nemelka for $9,000.  As a result of the transaction, Mr. Winterton acquired shares representing approximately 75% of the then outstanding stock of the Company and assumed control of the Company by virtue of his stock ownership and his appointment to management of the Company.  As part of such change of control, on December 30, 2008, the Company filed Form 8-K in which the Company indicated in such report that the Company had commenced business operations, and thus was no longer a shell company. As a former shell company, we are subject to the provisions of Rule 144(i) which limit reliance on the Rule by stockholders owning stock in a shell company.   Under current interpretations, unregistered shares issued after the Company became a shell company could not be resold under Rule 144 until the following conditions were met:  we ceased to be a shell company; we remained subject to the Exchange Act reporting obligations; we filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.  Such “Form 10 information” was included in Form 8-K filed on December 30, 2008, when the Company ceased to be a shell company.

There are no outstanding options, warrants, or other instruments convertible into shares of the Company’s Common Stock.

In October 2008 we completed a non-public offering of 1,000,000 shares of common stock for $0.025 per share for gross proceeds of $25,000. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. All of the 13 investors were accredited investors as defined in Rule 501 of Regulation D at the time of the purchase. Each such investor was granted registration rights pursuant to a separate Registration Rights Agreement. As a result of such registration rights, 1,000,000 shares of the Company’s stock may be registered for resale in 2009.

Holders

At February 28, 2009, the Company had approximately 219 stockholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Company, Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

 Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2008, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2008, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2008 and 2007

We have at December 31, 2008, $14,680 available cash on hand and have a cumulative loss since reactivation on October 26, 2006, of $36,523.  We did not generate any revenues or have operations either during the year ended December 31, 2008, and 2007.  Net loss during the year ended December 31, 2008, was $24,026 compared to $11,897 for year ended December 31, 2007.  Expenses for the year ended December 31, 2008, consisted of general and administrative expenses of $22,213 and interest expense of $1,813.  Expenses for the year ended December 31, 2007, consisted of general and administrative expenses of $11,198 and interest expense of $699.  The general and administrative expenses during 2008 were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2008, we had $14,680 in available cash on hand and $16,222 in liabilities, including $16,222 of stockholder advances and related accrued interest.  We have working capital of $767 at December 31, 2008.

We anticipate our expenses for the next twelve months will be approximately $20,000.  At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2009.  Therefore, management will seek financing through loans or sale of common stock.  In June 2007 and in February and May 1 2008 the former president advanced the Company a total of $5,000. In addition to funds generated through business operations, Management anticipates that it will rely on further advances from our officers, directors, or stockholders, to meet the Company’s short-term cash needs.  However, the Company has no agreements to that effect.

In October 2008, we completed a non-public offering of 1,000,000 shares of common stock for $0.025 per share for gross proceeds of $25,000.

In December 2008 four Convertible Promissory Note holders exercised their conversion option and were issued 1,000,000 shares for principal and accrued interest of  $11,290.

Our current operating plan does not require significant capital, but instead relies significantly on the business relationships and services of our President.  Should we require additional capital to expand business operations, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off-Balance Sheet Arrangements

During the years ended December 31, 2008 and 2007, we did not engage in any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

As a smaller reporting company, we have elected not to provide the information required by this item.  Rather, we have provided the information set forth in Item 9A(T) below.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Our President, who serves as our chief executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our disclosure controls and procedures is set forth below.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management consists solely of Seth Winterton, our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), who is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  As a result, our internal control system is limited in its scope and capabilities, although, based on our CEO/PFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of inherent limitations of having a single officer and  two directors, our system of internal control over financial reporting may not prevent or detect misstatements.  Our management, including our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on his evaluation, he concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness relates to the monitoring and review of work performed by our CEO, who also acts as our principal financial officer in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by our CEO/PFO, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

We are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO/PFO review all our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO/PFO.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our sole executive officer and our directors

Name	Age	Position(s)	Director Since	Employment Background
Seth Winterton	59	Director, President, Chief Executive Officer, Secretary and Treasurer	December 2008

Mr. Winterton has been employed by the State of Utah Department of Agriculture since 1986 and has served as Compliance Specialist and Deputy Director of Marketing for the department. He received his Bachelor of Science degree in animal science from Utah State University in 1973 and an MBA from the University of Phoenix in 2006

Joseph Nemelka	40	Director	October 2006	See below

Joseph Nemelka, 40, is the owner, and has, since December 2006, served as the sole officer and director of Traum-Urlaub, Inc., a business consulting firm located in Springville, Utah.  He is a founder of Medical Imaging Solutions, Inc. (“MIS”), a company organized in 2004 to offer solutions to help small and medium-sized hospitals, specialty clinics and imaging centers improve the standard of patient care through the acquisition of medical equipment, nighthawk and overread services, and workflow consulting.  Mr. Nemelka currently serves as the CEO of MIS. Prior to founding MIS, Mr. Nemelka founded technology solutions provider Integr8ted Technology Solutions, LLC (“Integr8ted”) in March 2002 and served as President and CEO from March 2002 to December 2003. Prior to Integr8ted, Mr. Nemelka was a full-time advisor to eGS in London (UK) from October 2000 to March 2002. He represented the National Information Consortium (NIC) in a joint venture between a Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC in the creation and the initial operations of eGS.  Previous to that, Mr. Nemelka served as the Executive Vice-President, Market Development for NIC, a company for which he worked from October 1995 through March 2002.  During that time, he served as Chief Executive Officer and director of NIC’s subsidiary, Utah Interactive, Inc.  He also served as President of their Market Development division.  Additionally, he served as President and Chief Executive Officer of NIC’s subsidiary Arkansas Information Consortium, Inc.  Mr. Nemelka currently serves as a director of the following reporting companies:  IPO Alternatives, Inc.; R New Ventures, Inc.; and Evetsco, Inc.  Mr. Nemelka received a B.A. in political science from Brigham Young University in 1993 and a J.D. degree from the University of Kansas School of Law in 1996.

Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.  Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Code of Ethics

The Company has not adopted a code of ethics that applies to its chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it does not yet have material business operations.

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the lack of material operations and the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our current directors.

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations prior to any merger, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of funds.

 ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Seth Winterton has served as our chief executive officer since December 29, 2008.  From January through December 29, 2008 Joe Nemelka served as our chief executive officer.  Neither Mr. Winterton nor Mr. Nemelka, nor any other person received compensation from us during the years ended December 31, 2008 or 2007, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. Winterton nor Mr. Nemelka held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2008.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

No compensation was paid to or earned by any executive officer during the year ended December 31, 2008, and we have had no compensation committee.  During the year ended December 31, 2008, no officer participated, and the Board of Directors did not engage, in deliberations concerning executive officer compensation.  Also during the year ended December 31, 2008, no executive officer or director of our Company served as an executive officer or director of another entity, one of whose executive officers or directors served on the board of directors of our Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of February 28, 2009, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Seth Winterton 1442 E. Lower River Road Kamas, Utah 84036	9,000,000	69.2%

Joseph Nemelka 159 South 975 West Mapleton, UT 84664	1,000,000	7.7%

Executive Officers and Directors as a Group (2 Persons)	10,000,000	76.9%

(1)  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  As of the date of this table, there are no outstanding options or warrants.

(2)  Applicable percentages are based on 13,000,000 shares of our Common Stock outstanding on February 28, 2009.

Change of Control

In a private transaction on December 27, 2008, Mr. Winterton acquired with his personal funds 9,000,000 shares of the Company’s common stock from Joseph Nemelka for $9,000.  In connection with the transaction, Mr. Nemelka, the sole director, officer, and principal stockholder at the time, agreed to increase the number of directors to two persons and to appoint Mr. Winterton to the Board of Directors.  Mr. Nemelka also agreed to appoint Mr. Winterton as the sole officer of the Company.  On December 29, 2008, the number of directors of the Company was increased to two persons and Mr. Winterton was appointed to fill the vacancy created by the increase in the number of directors.  Mr. Nemelka also resigned as the sole officer of the Company and appointed Mr. Winterton as the Chairman, President, Chief Executive Officer, Secretary and Treasurer of the Company.

As a result of the transaction, Mr. Winterton acquired shares representing 75% of the 12,000,000 shares of the then outstanding stock of the Company and assumed control of the Company by virtue of his stock ownership and his appointment to management of the Company.

Management is not aware of any arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

As of December 31, 2008, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In each of June 2007 and in February 2008 and May 2008, the president advanced funds to the Company in the total aggregate amount of $15,000.  The advances are due on demand and bears interest at 8% per annum.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that our directors are not independent.  We have no audit committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Child, Van Wagoner & Bradshaw, PLLC served as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $9,900 and $7,258, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2008 and 2007.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Audit Committee

Our auditor has not provided any non-audit services in the past and does not anticipate providing any non-audit services to the Company.  In the event non-audit services are contemplated in the future, our Board of Directors, which functions in the capacity of an audit committee, will consider whether the non-audit services provided by our auditors to us would be compatible with maintaining the independence of our auditors and whether the independence of our auditors would be compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and would approve any permitted non-audit services contemplated in the future, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007 and from the date of re-activation on October 26, 2006, through December 31, 2008

Statement of Stockholders’ Equity from the date of re-activation on October 26, 2006, through December 31, 2008

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and from the date of re-activation on October 26, 2006, through December 31, 2008

Notes to Financial Statements

Exhibits

The following exhibits are filed with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation
3.2	Current Bylaws
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERPETUAL TECHNOLOGIES, INC.

Date:  March 12, 2008

/s/ Seth Winterton

Seth Winterton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 12, 2008

/s/ Seth Winterton

Seth Winterton, Director and President (Principal Executive and Financial Officer)

Date:  March 12, 2008

/s/ Joseph Nemelka

Joseph Nemelka, Director

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

CONTENTS

PAGE

--	Report of Independent Registered Public Accounting Firm	F-2

--	Balance Sheets, December 31, 2008 and 2007	F-3

--	Statements of Operations, for the years ended December 31, 2008 and 2007, and for the period from Reactivation on October 26, 2006 through
	December 31, 2008	F-4

--	Statement of Stockholders’ Equity (Deficit), for the period from
	Reactivation on October 26, 2006 through December 31, 2008	F-5

--	Statements of Cash Flows, for the years ended December 31, 2008 and 2007, and for the period from Reactivation on October 26, 2006
	through December 31, 2008	F-6

--	Notes to Financial Statements	F-7

Child, Van Wagoner & Bradshaw, PLLC CERTIFIED PUBLIC ACCOUNTANTS
Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Russell E. Anderson, CPA Scott L. Farnes
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of Perpetual Technologies, Inc.

We have audited the accompanying balance sheets of Perpetual Technologies, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ending December 31, 2008 and 2007 and for the period from October 26, 2006 (reactivation) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ending December 31, 2008 and 2007 and for the period from October 26, 2006 (reactivation) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that that Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plan with respect to this uncertainty is also discussed in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner and Bradshaw, PLLC

Child, Van Wagoner and Bradshaw, PLLC

Salt Lake City, UT

March , 6, 2009

1284 W. Flint Meadow Dr. #D

Kaysville, Utah 84037

Telephone 801.927.1337

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

Salt Lake City, Utah 84107

Telephone 801.281.4700

Facsimile 801.281.4701

Suite B, 4F

North Cape Commercial Bldg.

388 King's Road

North Point, Hong Kong

www.cpaone.net

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$14,680	$1,994
Prepaid expense	2,309	4,908

Total Current Assets	$16,989	$6,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-	$2,700
Accrued interest on convertible notes	-	490
Accrued interest on stockholder advance	1,222	209
Stockholder advance	15,000	5,000
Total Current Liabilities	16,222	8,399

CONVERTIBLE NOTES PAYABLE	-	10,000

Total Liabilities	16,222	18,399

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
200,000,000 shares authorized,
13,000,000 shares issued
and outstanding	13,000	11,000
Capital in excess of par value	24,290	(10,000)
Deficit accumulated during the
development stage	(36,523)	(12,497)

Total Stockholders' Equity (Deficit)	767	(11,497)

Total Liabilities and Stockholders’ Equity (Deficit)	$16,989	$6,902

The accompanying notes are an integral part of these financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			Cumulative
			totals from
			Reactivation
	For the year	For the year	on Oct. 26,
	ended	Ended	2006 through
	December 31,	December 31,	December, 31,
	2008	2007	2008

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	22,213	11,198	34,011

LOSS BEFORE OTHER INCOME
(EXPENSE)	(22,213)	(11,198)	(34,011)

OTHER INCOME (EXPENSE):
Interest Expense	(1,813)	(699)	(2,512)

NET LOSS BEFORE TAXES	(24,026)	(11,897)	(36,523)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(24,026)	$(11,897)	$(36,523)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	11,210,383	11,000,000

The accompanying notes are an integral part of these financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM

REACTIVATION ON OCTOBER 26, 2006 THROUGH DECEMBER 31, 2008

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
BALANCE,	-	$-	1,000,000	$1,000	$(1,000)	$-	$-
October 26, 2006
(reactivation)

Issued shares
for cash,
October 26, 2006	-	-	10,000,000	10,000	(9,000)	-	1,000

Net loss
for the
period ended
December 31, 2006	-	-	-	-	-	(600)	(600)

BALANCE,
December 31, 2006	-	-	11,000,000	11,000	(10,000)	(600)	400

Net loss for
the period ended
December 31, 2007	-	-	-	-	-	(11,897)	(11,897)

BALANCE,
December 31, 2007	-	-	11,000,000	11,000	(10,000)	(12,497)	(11,497)

Issued shares
for cash,
October 15, 2008	-	-	1,000,000	1,000	24,000	-	25,000

Issued shares
upon conversion
of notes payable,
December 31, 2008	-	-	1,000,000	1,000	10,290	-	11,290

Net loss for
the period ended
December 31, 2008	-	-	-	-	-	(24,026)	(24,026)

BALANCE,
December 31, 2008	-	-	13,000,000	$13,000	$24,290	$(36,523)	$767

The accompanying notes are an integral part of these financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			Cumulative
			totals from
			reactivation
	For the year	For the year	on Oct. 26,
	ended	ended	2006 through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(24,026)	$(11,897)	$(36,523)
Adjustments to reconcile net loss to net
cash used by operating activities:
Non cash expense	1,290	-	1,290
Change in assets and liabilities:
(Increase) in Prepaid expense	2,599	(4,908)	(2,309)
Increase (decrease) in accounts payable	(2,700)	2,700	-
Increase in accrued interest	(490)	409	-
Increase in accrued interest – related party	1013	290	1,222

Net Cash Provided (Used) by
Operating Activities	(22,314)	(13,406)	(36,320)
Cash Flows From Investing Activities	-	-	-

Net Cash (Used) by
Investing Activities	-	-	-
Cash Flows From Financing Activities
Stockholder advance	10,000	5,000	15,000
Convertible notes payable	-	10,000	10,000
Proceeds from common stock issuance	25,000	-	26,000

Net Cash Provided by Financing Activities	35,000	15,000	51,000

Net Increase (Decrease) in Cash	12,686	1,594	-

Cash at Beginning of Period	1,994	400	-

Cash at End of Period	$14,680	$1,994	$14,680
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2008:

In December 2008, the Company issued 1,000,000 shares of common stock on conversion of four notes payable of $10,000 and accrued interest of $1,290.

For the year ended December 31, 2007:

None

The accompanying notes are an integral part of these financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The Company was reactivated on October 26, 2006 through a major sale of 10,000,000 shares of the Company’s common stock for $1,000.  Prior to the Company’s reactivation, the Company had been dormant.  The Company remained non-operational from reactivation until December 2008, when a change of control occurred, the Company filed Form 8-K describing its business operations, and it filed with the State of Utah for authority to conduct business as a foreign corporation under the dba name of Organic Wise.  The Company offers consulting and compliance services to companies seeking to obtain organic certification in accordance with the United States Department of Agriculture’s National Organic Program (USDA-NOP) standards.   The Company also provides expertise, training and consulting services in organic enforcement actions including certification agency and federal administrative corrective actions.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the year	For the year
	Ended	Ended
	December 31,	to December 31,
	2008	2007
Net loss	$(24,026)	$(11,897)

Weighted average common shares
outstanding (basic)	11,210,383	11,000,000
Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (diluted)	11,210,383	11,000,000

Net loss per share basic and
diluted	$(0.00)	$(0.00)

The Company has no potentially dilutive shares, such as options or warrants, currently issued and outstanding.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Revenue Recognition - The Company has had no revenue since reactivation. The Company will recognize revenue once persuasive evidence of an agreement between the Company and customer exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and when collectability is reasonably assured.

Common Stock Issued For Other Than Cash - Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2008.

Common Stock - The Company has authorized 200,000,000 shares of common stock with a $.001 par value.

In December 2008, the Company issued 1,000,000 shares of common stock on conversion of four convertible promissory notes totaling $10,000 along with accrued interest of $1,290.

In October 2008, the Company issued 1,000,000 shares of common stock for $25,000 cash, or $0.025 per share.

In October 2006, the Company issued 10,000,000 shares of common stock for cash at $0.0001 per share, resulting in net proceeds of $1,000.

Prior to reactivation (October 26, 2006) the Company had 1,000,000 shares of common stock issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances from a Stockholder – In February and May 2008, and in June 2007, an officer/stockholder of the Company advanced a total of $15,000 to the Company.  The advances are due on demand and bear interest at 8% per annum.  At December 31, 2008 the accrued interest on the advance totaled $1,222.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  The Company has available at December 31, 2008, an operating loss carry forward of approximately $36,500, which may be applied against future taxable income and which expires in various years through 2028.  Due to certain substantial changes in the Company’s ownership there may be an annual limitation on the amount of net operating loss carry forwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax asset is approximately $14,600 as of December 31, 2008 with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2008 is approximately $9,600.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 5 – CONVERTIBLE NOTES PAYABLE

In February 2007 the Company issued two convertible promissory notes for $2,500 each.  In August 2007 the Company issued an additional two convertible promissory notes for $2,500.  In December 2008, the Company issued 1,000,000 shares of common stock on conversion of the four convertible promissory notes of $10,000 along with accrued interest $1,290.

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