Form 10-K/A
period 2008-12-31
PERPETUAL TECHNOLOGIES, INC.
filed 2009-03-13
CIK 1423023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Explanation

The original annual report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 12, 2009, (the “Original Report”) inadvertently included a typographical error in the date of the Report of Independent Registered Public Accounting Firm and the signature page for the Original Report. The table of Exhibits has also been updated to reference filing information for Certificate of Incorporation and Current Bylaws. The purpose of this amendment is to correct such dates and update the table of Exhibits. Except for those corrections, no other changes have been made to the Original Report.

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

13

PART IV

14

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

14

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

Exhibits

The following exhibits are filed with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Certificate of Incorporation	10SB12G	000-53010	3.01	1/9/08
3.2	Current Bylaws	10SB12G	000-53010	3.02	1/9/08
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERPETUAL TECHNOLOGIES, INC.

Date:  March 12, 2009

/s/ Seth Winterton

Seth Winterton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 12, 2009

/s/ Seth Winterton

Seth Winterton, Director and President (Principal Executive and Financial Officer)

Date:  March 12, 2009

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

The accompanying financial statements have been prepared assuming that that Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses from operations, suffers from insufficient liquidity, and requires funds for its operational activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plan with respect to this uncertainty is also discussed in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner and Bradshaw, PLLC

Child, Van Wagoner and Bradshaw, PLLC

Salt Lake City, UT

March 6, 2009

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