Form 10-Q
period 2009-03-31
PERPETUAL TECHNOLOGIES, INC.
filed 2009-05-15
CIK 1423023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53010

 PERPETUAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0475058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1442 East Lower River Road, Kamas, Utah	84036
(Address of principal executive offices)	(Zip Code)

(801) 783-4875

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

 X .   Yes       .   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         Yes           No        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 X .   Yes       .   No

At May 14, 2009, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 13,000,000.

PERPETUAL TECHNOLOGIES, INC.

FORM 10-Q

MARCH 31, 2009

INDEX

			Page
PART I.		Financial Information	3

	Item 1.	Unaudited Condensed Financial Statements	3

		Condensed Balance Sheets – March 31, 2009 (unaudited) and December 31, 2008	3

		Unaudited Condensed Statements of Operations for the three months ended March 31, 2009 and 2008, and from the period of Reactivation on October 26, 2006 through March 31, 2009	4

		Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and from the period of Reactivation on October 26, 2006 through March 31, 2009	5

		Notes to Unaudited Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4T.	Controls and procedures	8

PART II.		Other Information	8

	Item 6.	Exhibits	8

		Signatures	9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	(Unaudited)
	March 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$5,689	$14,680
Prepaid expenses	559	2,309
Total Current Assets	6,248	16,989

PROPERTY & EQUIPMENT, net	1,853	-

Total Assets	$8,101	$16,989

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued interest – related party	$1,522	$1,222
Stockholder advances – related party	15,000	15,000

Total Current Liabilities	16,522	16,222

Total Liabilities	16,522	16,222

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized, 13,000,000 and
13,000,000 shares issued and outstanding, respectively	13,000	13,000
Capital in excess of par value	24,290	24,290
Deficit accumulated during the
development stage	(45,711)	(36,523)

Total Stockholders' Equity (Deficit)	(8,421)	767

Total Liabilities and Stockholders’ Equity (Deficit)	$8,101	$16,989

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative
			totals from
			Reactivation
	For the Three		on Oct. 26,
	Months Ended		2006 through
	March 31,		March 31,
	2009	2008	2009

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	8,791	10,914	42,802
Depreciation expense	97	-	97

LOSS BEFORE OTHER INCOME
(EXPENSE)	(8,888)	(10,914)	(42,899)

OTHER INCOME (EXPENSE):
Interest Expense	(300)	(1,313)	(2,812)

Total Other Income (Expense)	(300)	(1,313)	(2,812)

LOSS BEFORE INCOME
TAXES	(9,188)	(12,227)	(45,711)

INCOME TAXES	-	-	-

NET LOSS	$(9,188)	$(12,227)	$(45,711)

LOSS PER COMMON SHARE:	$(.00)	$(.00)

WEIGHTED AVERAGE
NUMBER OF SHARES	13,000,00	11,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			totals from
			Reactivation
	For the three		on Oct. 26,
	Months Ended		2006 through
	March 31,		March 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(9,188)	$(12,227)	$(45,711)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Increase in depreciation	97	600	1,387
Decrease (increase) in prepaid expense	1,750	-	(559)
Increase (decrease) in accounts payable	-	300
Increase in accrued interest – related party	300	713	1,522

Net Cash Provided (Used) by Operating Activities	(7,041)	(10,614)	(43,361)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,950)	-	(1,950)

Net Cash (Used) by Investing Activities	(1,950)	-	(1,950)

Cash Flows from Financing Activities:
Stockholder advances	-	10,000	15,000
Convertible notes payable	-	-	10,000
Proceeds from common stock issuances	-	-	26,000

Net Cash Provided by Financing Activities	-	10,000	51,000

Net Increase (Decrease) in Cash	(8,991)	(614)	5,689

Cash at Beginning of Period	14,680	1,994	-

Cash at End of Period	$5,689	$1,380	$5,689

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2009:

None

For the three months ended March 31, 2008:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements as part of the Company’s 2008 annual report on Form 10-K. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficit of $10,274 as of March 31, 2009, has incurred net losses of $9,188 and $12,227 during the three months ended March 31, 2009 and 2008, respectively, has negative cash flows from operating activities, and has no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, advances, or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from a Stockholder – In June 2007, and in February and May 2008, an officer/stockholder of the Company advanced a total of $15,000 to the Company. The advances are due on demand and bear interest at 8% per annum. At March 31, 2009 the accrued interest on the advances totaled $1,522.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In February 2007, the Company issued two convertible promissory notes for $2,500 each. In August 2007, the Company issued an additional two convertible promissory notes for $2,500 each. In December 2008, the Company issued 1,000,000 shares of common stock on conversion of the four convertible promissory notes of $10,000 along with accrued interest $1,290.

NOTE 5 - INCOME TAXES

The Company has available at March 31, 2009, net operating loss carryforwards of approximately $45,000 which may be applied against future taxable income and which expire in 2029 and 2028.  The net deferred tax assets are approximately $7,000 and $5,600 as of March 31, 2009 and December 31, 2008, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three-month period ended March 31, 2009 is approximately $1,400.  The Company used the incremental federal income tax rate of 15% in computing its deffered tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statement Notice

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

Overview.

The Company was organized as Molokai Enterprises, Inc., on November 27, 1996, under the laws of the State of Colorado. In April 2007 the Company changed its domicile from Colorado to Delaware by merging with and into Perpetual Technologies, Inc., a Delaware corporation organized for that purpose on March 15, 2007.

The Company was reactivated on October 26, 2006 through a major sale of 10,000,000 shares of the Company’s common stock for $1,000. Prior to the Company’s reactivation it had been dormant.

The Company remained non-operational from reactivation until December 2008, when a change of control occurred. The Company filed Form 8-K describing its business operations, and it filed with the State of Utah for authority to conduct business as a foreign corporation under the assumed name of Organic Wise. The Company offers consulting and compliance services to companies seeking to obtain organic certification in accordance with the United States Department of Agriculture’s National Organic Program (USDA-NOP) standards. The Company also provides expertise, training and consulting services in organic enforcement actions including certification agency and federal administrative corrective actions.

Nine Month Periods Ended March 31, 2009 and 2008

At March 31, 2009, we had $5,689 available cash on hand, prepaid expenses of $559, and had a cumulative loss since entering the development stage of $45,711. We did not generate any revenues for the three month periods ending March 31, 2009 and 2008, and for the period from reactivation on October 26, 2006, through March 31, 2009, we had no operations. For the three months ending March 31, 2009, net loss was $9,188 compared to $12,227 for the same period in 2008. Expenses during the three months ended March 31, 2009, consisted of $8,790 in general and administrative expense, and $97 in depreciation and amortization. Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $10,914 in general and administrative expenses. Interest expense totaled $300 and $1,313 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, our total assets were $8,101 consisting of cash of $5,689, prepaid expenses of $559, and property and equipment of $1,853. Total liabilities at March 31, 2009, were $16,522 consisting of $0 in accounts payable, $1,522 in accrued interest, and $15,000 in stockholder advances.

Liquidity and Capital Resources

At March 31, 2009, we had $5,689 in cash and had had no revenues since reactivation on October 26, 2006. We estimate that general and administrative expenses for the next twelve months will be approximately $24,000. At March 31, 2009, we also had total liabilities of $16,522. As a result, we will need to generate up to $41,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek additional advances from our officers or stockholders.

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

PERPETUAL TECHNOLOGIES, INC.

(Registrant)

Date: May 14, 2009

/s/ Seth R. Winterton

Seth R. Winterton, President

(Chief Executive Officer and

Principal Financial Officer)