Form 10-Q
period 2009-09-30
PERPETUAL TECHNOLOGIES, INC.
filed 2009-11-03
CIK 1423023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

At November 3, 2009, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 13,000,000.

PERPETUAL TECHNOLOGIES, INC.

FORM 10-Q

SEPTEMBER 30, 2009

INDEX

		Page
PART I.	Financial Information	3

Item 1.	Unaudited Condensed Financial Statements	3

	Condensed Balance Sheets – September 30, 2009 (unaudited) and December 31, 2008	3

	Unaudited Condensed Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008, and from the period of Reactivation on October 26, 2006 through September 30, 2009	4

	Unaudited Condensed Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008, and from the period of Reactivation on October 26, 2006 through September 30, 2009	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T.	Controls and procedures	9

PART II.	Other Information	9

Item 6.	Exhibits	9

	Signatures	9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS	(Unaudited)
	September 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$2,402	$14,680
Prepaid expenses	324	2,309
Total Current Assets	2,726	16,989

PROPERTY & EQUIPMENT, net	1,659	-

Total Assets	$4,385	$16,989

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued interest – related party	$2,138	$1,222
Stockholder advances – related party	20,000	15,000

Total Current Liabilities	22,138	16,222

Total Liabilities	22,138	16,222

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized, 13,000,000 and
13,000,000 shares issued and outstanding, respectively	13,000	13,000
Capital in excess of par value	24,290	24,290
Deficit accumulated during the
development stage	(55,043)	(36,523)

Total Stockholders' Equity (Deficit)	(17,753)	767

Total Liabilities and Stockholders’ Equity (Deficit)	$4,385	$16,989

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

						Cumulative
						totals from
						Reactivation
	For the Three			For the Nine		on Oct. 26,
	Months Ended			Months Ended		2006 through
	September 30,			September 30,		September 30,
	2009		2008	2009	2008	2009

REVENUE	$-	$		$1,000	$-	$1,000

EXPENSES:
General and administrative	2,895		3,070	18,313	10,914	52,324
Depreciation expense	97		-	291	-	291
	(2,992)		3,070	18,604	10,914	52,615
LOSS BEFORE OTHER INCOME (EXPENSE)	(2,992)		(3,070)	(17,604)	(10,914)	(51,615)

OTHER INCOME (EXPENSE):
Interest Expense	-		(134)	-	(600)	(1,289)
Interest Expense – related party	(316)		(100)	(916)	(713)	(2,139)

Total Other Income (Expense)	(316)		(234)	(916)	(1,313)	(3,428)

LOSS BEFORE INCOME TAXES	(3,808)		(3,304)	(18,520)	(12,227)	(55,043)

INCOME TAXES	-		-	-	-	-

NET LOSS	$(3,808)		$(3,304)	$(18,520)	$(12,227)	$(55,043)

LOSS PER COMMON SHARE:	$(.00)		$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES	13,000,000		11,000,000	13,000,000	11,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			totals from
			Reactivation
	For the nine		on Oct. 26,
	Months Ended		2006 through
	September 30,		September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(18,520)	$(12,227)	$(55,043)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Non-cash expenses	-	-	1,290
Depreciation expense	291	-	291
Decrease (increase) in prepaid expense	1,985	-	(324)
Increase (decrease) in accounts payable	-	300	-
Increase in accrued interest	-	600
Increase in accrued interest – related party	916	713	2,138

Net Cash Provided (Used) by Operating Activities	(15,328)	(10,614)	(51,648)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,950)	-	(1,950)

Net Cash (Used) by Investing Activities	(1,950)	-	(1,950)

Cash Flows from Financing Activities:
Stockholder advances	5,000	10,000	20,000
Convertible notes payable	-	-	10,000
Proceeds from common stock issuances	-	-	26,000

Net Cash Provided by Financing Activities	5,000	10,000	56,000

Net Increase (Decrease) in Cash	(12,278)	(614)	2,402

Cash at Beginning of Period	14,680	1,994	-

Cash at End of Period	$2,402	$1,380	$2,402

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30,2009:

None

For the nine months ended September 30,2008:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements as part of the Company’s 2008 annual report on Form 10-K. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Recently Enacted Accounting Standards - In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

PERPETUAL TECHNOLOGIES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficit of $19,412 as of September 30, 2009, has incurred net losses of $18,520 and $12,227 during the nine months ended September 30, 2009 and 2008, respectively, has negative cash flows from operating activities, and has minimal revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, advances, or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from a Stockholder – In September 2007, February and May 2008, and in September 2009 officers or stockholders of the Company advanced a total of $20,000 to the Company. The advances are due on demand and bear interest at 8% per annum. At September 30, 2009 the accrued interest on the advances totaled $2,138.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In February 2007, the Company issued two convertible promissory notes for $2,500 each. In August 2007, the Company issued an additional two convertible promissory notes for $2,500 each. In December 2008, the Company issued 1,000,000 shares of common stock on conversion of the four convertible promissory notes of $10,000 along with accrued interest of $1,290.

NOTE 5 - INCOME TAXES

The Company has available at September 30, 2009, net operating loss carryforwards of approximately $55,043 which may be applied against future taxable income and which expire in 2029 and 2028. The net deferred tax assets are approximately $8,256 and $5,478 as of September 30, 2009 and December 31, 2008, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine-month period ended September 30, 2009 is approximately $2,778. The Company used the incremental federal income tax rate of 15% in computing its deferred tax assets.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 3, 2009 and determined there were no events to disclose.

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

Nine Month Period Ended September 30, 2009 and 2008

At September 30, 2009, we had $2,402 available cash on hand, prepaid expenses of $324, and had a cumulative loss since entering the development stage of $55,043. We generated $1,000 of revenue for the nine month period ending September 30, 2009 and zero revenue for the same period ending September 30 2008, and $1,000 for the period from reactivation on October 26, 2006, through September 30, 2009. Our revenue resulted from a consulting engagement under our Organic Wise dba wherein the president of the Company consulted a client on Organic Food standards. For the nine months ending September 30, 2009, net loss was $18,520 compared to $12,227 for the same period in 2008. Expenses during the nine months ended September 30, 2009, consisted of $18,313 in general and administrative expense, and $291 in depreciation expense. Expenses during the comparable period in 2008 consisted of $0 in depreciation expense and $10,914 in general and administrative expenses. Interest expense totaled $916 and $1,313 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, our total assets were $4,385 consisting of cash of $2,402, prepaid expenses of $324, and property and equipment of $1,659. Total liabilities at September 30, 2009, were $22,138 consisting of $0 in accounts payable, $2,138 in accrued interest, and $20,000 in stockholder advances.

Liquidity and Capital Resources

At September 30, 2009, we had $2,402 in cash and have had $1,000 of revenue since reactivation on October 26, 2006. We estimate that general and administrative expenses for the next twelve months will be approximately $24,000. At September 30, 2009, we also had total liabilities of $22,138. As a result, we will need to generate up to $47,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek additional advances from our officers or stockholders.

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

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 3, 2009

/s/ Seth R. Winterton

Seth R. Winterton, President

(Chief Executive Officer and

Principal Financial Officer)