Form 10-Q
period 2010-03-31
China Filtration Technology, Inc.
filed 2010-05-24
CIK 1423023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53010

CHINA FILTRATION TECHNOLOGY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0475058
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Shishan Industrial Park
Nanhai District, Foshan City, Guangdong Province, PRC
 (Address of principal executive offices, Zip Code)

(86 22) 757-86683197
(Registrant’s telephone number, including area code)

Perpetual Technologies, Inc.
1442 East Lower River Road, Kamas, Utah
December 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,235,714

Quarterly Report on FORM 10-Q

Three Months Ended March 31, 2010

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China Filtration Technology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

CHINA FILTRATION TECHNOLOGY,INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	September 30,
	(Unaudited)	2009
ASSETS

Current Assets
Cash and cash equivalents	$6,092,334	$3,297,648
Accounts receivable - Net	1,914,786	1,424,835
Advance to suppliers	1,341,121	685,551
Inventory	1,022,404	1,197,289
Prepaid expenses and other current assets	189,535	45,656
Total Current Assets	10,560,180	6,650,979

Deposits	1,946,280	-
Property and equipment - Net	10,130,508	10,711,865
Receivable from related party	213,035	773,672
Land use rights - Net	530,364	537,350
Total Assets	$23,380,367	$18,673,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short term loan	$3,803,327	$4,578,409
Accounts payable and accrued liabilities	371,247	410,114
Client's deposits	-	75,176
Taxes payable	17,154	726
Warrants liabilities	1,052,000
Convertible notes payable $4,140,000, net of discount -$2,134,793	2,005,207	-

Total Current Liabilities	7,248,935	5,064,425

Total Liabilities	7,248,935	5,064,425
Stockholder's Equity

Common stock, $0.001 par value, 40,000,000 shares authorized, 15,235,714 and 14,510,214 shares issued and outstanding at March 31, 2010 and September 30, 2009	15,236	14,510
Additional paid-in Capital	8,205,582	7,548,752
Retained earnings	6,390,212	4,500,532
Accumulated other comprehensive income	1,520,402	1,545,647
Total Stockholder's Equity	16,131,432	13,609,441

Total Liabilities and Stockholder's Equity	$23,380,367	$18,673,866

See accompanying notes to financial statements

CHINA FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net Sales	$4,628,671	$2,214,940	$9,847,025	$4,540,833
Cost of Sales	3,237,311	1,373,921	6,843,833	2,906,402
Gross Profit	1,391,360	841,019	3,003,192	1,634,431
Selling, General and Administration expenses	407,461	275,526	662,138	758,442
Income from Operations	983,899	565,493	2,341,054	875,989

Other income (expense)
Interest Income	292	-	517	-
Interest Expense	(390,355)	(76,286)	(452,387)	(160,506)
Gain on disposal of fixed assets	496	-	496	16,263
Total other income (expenses)	(389,567)	(76,286)	(451,374)	(144,243)
Income before IncomeTaxes	594,332	489,207	1,889,680	731,746
Income tax provision	-	-	-	-
Net Income	$594,332	$489,207	$1,889,680	$731,746

Other Comprehensive Income
Foreign Currency Translation Adjustments	(23,939)	14,446	(25,245)	(90,836)
Total Comphrensive Income	$570,393	$503,653	$1,864,435	$640,910

Net Income Per Common Share:
Basic and diluted	$0.04	$0.03	$0.13	$0.05
Weighted-Average Common Shares Outstanding:
Basic	14,897,143	14,510,204	14,701,547	14,510,204
Diluted	15,798,367	14,510,204	15,147,208	14,510,204

See accompanying notes to financial statements

CHINA FILTRATION TECHNOLOGY,INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31
	2010	2009

Cash Flow from Operating Activities:
Net income	$1,889,680	$731,746
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation	569,358	352,070
Amortization	6,217	6,204
Non-cash interest charges	304,950	-
Gain from disposal of fixed assets	(496)	(16,263)
Change in operating assets and liabilities:	-	-
Accounts receivable	(491,997)	(122,271)
Advance to suppliers	(656,586)	3,271,122
Inventory	173,173	(124,682)
Prepaid expenses and other current assets	(143,956)	(337,288)
Accounts payable & accrued liabilities	(38,281)	(71,094)
Clients' deposits	(75,069)	(93,257)
Taxes payable	16,430	(9,843)
Net cash provided by (used in) operating activities	1,553,423	3,586,444

Cash Flow from Investing Activities:
Addition-property and equipment, land use right	(3,333)	(6,010,706)
Deposits for purchase of equipment	(1,946,280)	-
Proceeds from disposal of fixed assets	496	16,263
Proceeds from related party receivable	559,535	1,066,996
Net cash (used in) provided by investing activities	(1,389,582)	(4,927,447)

Cash Flow from Financing Activities:
Dividend paid	-	(1,070,823)
Repayment of loans	(768,535)	(4,963,547)
Proceeds from loans	3,404,798	6,229,337
Net cash provided by (used) in financing activities	2,636,263	194,967

Effects of Exchange Rates on Cash	(5,418)	(19,995)
Net increase (decrease) in cash and cash equivalents	2,794,686	(1,166,031)

Cash and cash equivalents, beginning of year	3,297,648	2,367,570

Cash and cash equivalents, end of year	$6,092,334	$1,201,539

Supplemental information of cash flows
Cash paid for interest	$85,329	$58,909
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

China Filtration Technology, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Income	Equity

BALANCE, September 30, 2008	14,510,204	$14,510	-	$-	$7,548,752	$2,054,880	$1,602,725	$11,220,867

Net Income	-	-	-	-	-	2,445,652	-	2,445,652

Currency translation adjustment	-	-	-	-		-	(57,078)	(57,078)

BALANCE, September 30, 2009	14,510,204	$14,510	-	$-	$7,548,752	$4,500,532	$1,545,647	$13,609,441

Shares effectively issued to former shareholders - 2/12/2010	2,600,000	2,600			(2,600)			-

Cancellation of stock in recapitalization	(2,528,000)	(2,528)			2,528			-
								-
Shares issued to placement agents in conjuction with convertible note	653,510	654	-	-	656,902		-	657,556

Net Income	-	-	-	-	-	1,889,680	(25,245)	1,864,435

Currency translation adjustment	-	-	-	-	-	-	-	-

BALANCE, March 31, 2010	15,235,714	$15,236	-	$-	$8,205,582	$6,390,212	$1,520,402	$16,131,432

The accompanying notes are an integral part of these unaudited consolidated financial statements

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

1.	Nature of business and Organization History:

China Filtration Technology, Inc., formerly known as Perpetual Technologies, Inc. (the “Company,” or ”we”) was incorporated under the laws of the State of Delaware in March, 2007.  Prior to reverse merger we had no operations or substantial assets.

Hong Hui Investment Holdings (“Hong Hui”) was formed in January, 2010 in the territory of the British Virgin Islands as a holding company by the shareholders of Technic International Inc. (“Technic”). Upon formation, each shareholders transferred his ownership of Technic to Hong Hui.

Technic was incorporated under the laws of Hong Kong as a holding company that owns 100% equity interest of Nanhai Jinlong Nonwoven Co. Ltd. (“Jin Long”) located in Foshan City, Guangdong Province, the People’s Republic of China (“China”). Jin Long was established in 2000 under the laws of China.  In September 2005, Jin Long became a wholly-owned foreign enterprise (“WOFE).  In April 2009, Jin Long changed its name to Foshan S.L.P. Special Materials Co., Ltd (“Foshan SLP”).

On February 12, 2010, we entered into a share exchange agreement with the owners of all of the outstanding shares of Hong Hui.   Under the terms of the share exchange agreement we issued and delivered to the Hong Hui stockholders a total of 14,510,204 (72,551,020 pre-split) shares of our common stock in exchange for all of the outstanding shares of Hong Hui.  As a result of the share exchange or reverse merger, Hong Hui became our wholly-owned subsidiary. The transaction is accounted for as a reverse acquisition, except that no goodwill or other intangible has been recorded. The recapitalization is considered to be a capital transaction in substance, rather than a business combination.

Through the operations of Foshan S.L.P., we engage in the manufacturing and sale, research and development of non wovens fabrics..

2.	Basis of presentation and principles of consolidation:

These interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all the disclosures as required for annual financial statements under generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended September 30, 2009.

Operating results for the six-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2010 or for any other period.

3.	Summary of significant accounting policies:

These interim consolidated financial statements follow the same accounting policies and methods of application as the Company's most recent annual financial statements.

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

4.	Accounts receivable:

As of	March 31,	September 30,
	2010	2009
Accounts receivable	$1,951,619	$1,461,721
Less: Allowance for doubtful accounts	(36,833)	(36,886)

Accounts receivable – Net	$1,914,786	$1,424,835

As of March 31, 2010 and September 30, 2009, customer accounts receivable balances exceeding 10% of the total balance are as follows:

	March 31, 2010
Customers:	Amount	Percentage
Wu jiang jingshan	$338,704	17%
Dalian Ji er	440,766	23%
Shang hai run dong	239,591	12%
San Ya	210,877	11%

	September 30,2009
Customers:	Amount	Percentage
Wu jiang jingshan	$434,556	30%
Shen zhen Ya ming water	185,625	13%
Xiantao ruixin	181,260	13%

5.	Advances to suppliers:

As of March 31, 2010 and September 30, 2009, respectively, advances to suppliers consisted of deposits on account with several key raw materials suppliers to secure preferential pricing of raw materials. The deposits also are used to ensure timely delivery of materials purchased.

6.	Inventory:

As of	March 31,	September 30,
	2010	2009
Raw materials	$85,239	$40,126
Work in progress	240,386	50,443
Finished goods	696,779	1,106,720

	$1,022,404	$1,197,289

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

7.	Property and equipment:

As of			March 31, 2010
		Accumulated	Net book
	Cost	depreciation	value
Building and plant	$2,958,252	$592,938	$2,365,314
Machinery	11,158,514	3,585,441	$7,573,073
Office equipment and other equipment	770,547	669,760	$100,787
Vehicles	139,553	48,219	$91,334
	$15,026,866	$4,896,358	$10,130,508

As of			September 30, 2009
		Accumulated	Net book
	Cost	depreciation	value
Building and plant	$2,958,978	$526,654	$2,432,324
Machinery	11,174,517	3,096,112	$8,078,405
Office equipment and other equipment	771,829	668,448	$103,381
Vehicles	139,753	41,998	$97,755
	$15,045,077	$4,333,212	$10,711,865

For the three months ended March 31, 2010, depreciation expense of $271,848 was included in cost of sales and $16,285 was included in selling, marketing, and administrative expenses, for a total of $288,133.

For the three months ended March 31, 2009, depreciation expense of $158,525 was included in cost of sales and $16,035 was included in selling, marketing, and administrative expenses, for a total of $174,560.

For the six months ended March 31, 2010, depreciation expense of $536,787 was included in cost of sales and $32,571 was included in selling, marketing, and administrative expenses, for a total of $569,358

For the six months ended March 31, 2009, depreciation expense of $318,986 was included in cost of sales and $33,084 was included in selling, marketing, and administrative expenses, for a total of $352,070.

8.	Deposits:

As of March 31, 2010, we have deposits of $1,946,280 with equipment providers to ensure timely fulfillment of our purchase contracts to build new product assembly lines.

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

9.	Land use rights:

As of	March 31 ,2010	September 30 ,2009
	USD	USD
Cost	$621,817	$622,578
Less: accumulated amortization	(91,453)	(85,228)
	$530,364	$537,350

For the three months ended March 31, 2010 and 2009, amortization expense was $3,114 and $3,110, respectively.

For the six months ended March 31, 2010 and 2009, amortization expense was $6,217 and $6,204 respectively.

10.	Short-term loans:

The Company has several loans with Agricultural Bank of China, Foshan Branch and these loans are due in September 2010. The interest on the outstanding balance is payable every month at rates ranging from 5.93% to 7.75% per annum.

11.	Convertible note payable:

On February 12, 2010, immediately following the closing of a share exchange agreement we entered into a note purchase agreement with certain accredited investors  for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants.  In addition to the finance cost of approximately $730,000, 654,510 common shares were issued to placement agents.  The notes have the following material terms:

Maturity: The notes mature after one year.  If principal is not is not paid on maturity then 150% of the principal amount shall be payable.

Interest:     10% per annum payable quarterly increasing to 15% if there is a default. $204,464 is being held in escrow from the closing proceeds and was recorded as prepaid expense..

Conversion:    In the event of the closing of any equity or series of related financings resulting in aggregate gross proceeds to the Company of at least $20,000,000 (or such lesser amount as shall be approved in writing by the holder(s) of notes evidencing at least 50% of the principal amount of the notes then outstanding), a “qualified financing,” prior to the maturity date of the notes, the principal amount of the notes converts automatically into the securities sold in such financing at a 65% discount to the offering price of such securities.

Besides the stated interest expense at 10% per annum, interest expenses are recorded to accrete the note to its balance of $4,140,000 due on February 2011.

12.	Related party transactions:

Amount due from related parties	March 31,	September 30,
	2010	2009
Advance to former shareholders (a)	$212,329	$259,538
Advance to current shareholders (b)	706	1,413
Advance to director (c)	-	73,246
Subtotal	213,035	334,197
Receivable from related companies (d)	-	439,475
	$213,035	$773,672

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

(a)	Advance to former shareholders:

The advance to former shareholders includes advances to three of the former shareholders. The advance is non-interest bearing and due on demand.

(b)	Advance to current shareholders:

The advance to current shareholders includes advances to current shareholders. The advance is non-interest bearing and due on demand.

(c)	Receivable from related companies

The receivable from related companies includes Foshan SLP owned its parents company and loans are non-interest bearing and due on demand.

13.	Subsequent events

The Company advised shareholders of action taken to approve a change in our corporate name to China SLP Filtration Technology, Inc., which action was approved on April 22, 2010 by the board of directors and on April 22, 2010 by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote thereon were present and voted.

The name change will become effective on the filing of a certificate of amendment to our certificate of incorporation with the Secretary of State of Delaware, which filing will occur at least 20 days after the date of the mailing of this Information Statement to our shareholders.

14.	Earnings per share

Earnings (loss) per share for the six months ended March 31, 2010 and 2009 is computed by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The number of shares outstanding is used in calculation of basic and diluted earnings per share as below.

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Numerator for basic and diluted EPS
- Net income from continuing operations	594,332	489,207
Denominator for basic and diluted EPS
Weighted average shares of common stock outstanding shares – basic	14,897,143	14,510,204
Weighted average shares of common stock outstanding shares – diluted	15,798,367	14,510,204
EPS– basic and diluted	0.04	0.03

	Six Months ended March 31, 2010	Six Months ended March 31, 2009
Numerator for basic and diluted EPS
- Net income from continuing operations	1,889,680	731,746
Denominator for basic and diluted EPS
Weighted average shares of common stock outstanding shares – basic	14,701,547	14,510,204
Weighted average shares of common stock outstanding shares – diluted	15,147,208	14,510,204
EPS– basic and diluted	0.13	0.05

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

15.	Accounting for Warrants

The warrants issued in conjuction with the convertible notes have the following material terms:
The warrants are exercisable at any time during a five-year period commencing on the closing of a “financing,” which means the first sale (or series of related sales) by us of stock (or debt or equity securities convertible into stock), in a capital raising transaction, occurring after the maturity date (or the date the notes become due pursuant to a default, if earlier) with aggregate gross proceeds of at least $2,000,000.   The warrants cannot be exercised if no financing is consummated within five-year period after the issue date and become void if the notes automatically convert into common stock.

Number of Shares:  The warrants represent the right to purchase 8% of the total shares of common stock outstanding (on a fully-diluted basis) immediately after the closing of the financing.

Exercise Price:   The warrants are exercisable at the price for which the shares of common stock (or common stock equivalent if derivative securities are sold) are sold in the financing.  If the financing includes more than one type of security, the exercise price shall equal the lowest price per share of common stock or common stock equivalent included in the financing.

The Company analyzed the warrants and the conversion features in the notes to assess whether they meet the definition of a derivative under the guidance set forth by ASC Topic 815 (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) and, thereof, the applicability of the accounting rules in accordance to ASC Topic 815 to treat the warrants as derivative liabilities.  Management also evaluated whether the warrants meet the scope exception set forth by ASC Topic 815-40 (“Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.  The provisions in ASC Topic 815-40 apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC Topic 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

Management concluded that the warrants issued in conjunction with the private placement of convertible notes in February 2010 to certain accredited investors should be treated as a derivative liability and the derivative accounting rules under ASC Topic 815-40 were adopted to record the warrants.  Fair market value of the warrants were measured using the Black-Scholes pricing model at the issuance date and recorded as warrants liabilities. Change in the fair value of the warrants is recorded in other income or loss in the statement of operations in the future reporting periods. Change in warrant value from February 2010 to March 31, 2010 were not material.

As a result of adopting accounting treatment of ASC Topic 815-40, $1,052,000 was recorded as warrants liabilities based on 1,218,857 shares entitled under the warrants and the valuation inputs as provided in the table as follows.

February 2010 Financing Warrants - Valuation Inputs
February 12 and March 31,
Attribute	2010
Stock Price	$2.45
Risk Free Interest Rate	2.25%
Volatility	90.00%
Exercise Price	$2.45
Dividend Yield	0%
Contractual Life (Years)	1

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

16.	Recent accounting pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2010, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

INTRODUCTION

This section discusses and analyzes the results of operations and financial condition of China Filtration Technology, Inc., formerly known as Perpetual Technologies, Inc., (“we,” “us,” or the “Company”) which is the ultimate parent company of Foshan S.L.P. Special Materials Co., Ltd. (“Foshan”), a PRC-based operating company located in Foshan, Guangdong Province in the PRC.

On February 12, 2010, we acquired control of Foshan in a share exchange transaction which closed on that date.

In the share exchange or “reverse merger” we acquired control of Hong Hui Holdings Limited (“Hong Hui”), a British Virgin Islands company and the owner of all of the stock of Technic International Limited (“Technic”), a Hong Kong holding company which in turn is the owner of all of the equity of Foshan, by issuing to the Hong Hui stockholders an aggregate of 14,510,204 shares of our common stock in exchange for all of the outstanding capital stock of Hong Hui.

The transaction is accounted for as a reverse acquisition, except that no goodwill or other intangible has been recorded.  The recapitalization is considered to be a capital transaction in substance, rather than a business combination.   Beginning with the quarter ended March 31, 2010 the operating results of  Foshan are consolidated in the Company’s financials results for that period.

Foshan is engaged in the manufacture, sale, and research and development of advanced spun-bond PET, or polyester, non-wovens.

Nonwoven fabrics are broadly defined as sheet or web structures bonded together by entangling fiber or filaments (and by perforating films) mechanically, thermally or chemically. They are flat, porous sheets that are made directly from separate fibers or from molten plastic or plastic film. They are not made by weaving or knitting and do not require converting the fibers to yarn.

Our major market is the Chinese market.  In recent years, our products have been successfully launched in the European, North American and South East Asian markets.

Currently, our major products are spun-bond, thermal calendaring and needle-punched industrial non-woven PET (polyester) and PP (polypropylene) fabrics. These products are used as filtration media and infrastructure engineering material, among other uses.

We currently operate three spun-bond production lines. Two lines are spun-bond, thermal calendaring production lines with a total annual capacity of 4,000 tons of spun-bond polyester filament thermal calendaring nonwoven.  In February 2009, we added the third line, spun-bond needle-punching production line with an annual capacity of 4,000 tons of spun-bond polyester filament, needle-punched nonwoven fabric.

We recently developed a continuous filament, spun-bond, needle-punched manufacturing process to manufacture polyphenylene sulfide fiber, or PPS, a specialized type of high temperature resistant nonwoven fabric and intend to begin commercial production of PPS using our proprietary manufacturing process in 2010.  We have applied for a process patent in the PRC for this process (Patent No. PRC: 201010102660.2) and we intend to apply for a process patent in North America and Europe.  In comparison to other filtering materials currently available, we believe that our nonwoven fabric will be stronger, have lower production and operating costs, and will have higher filtration efficiency.  We have tested our PPS material nonwoven fabric internally and, although a prototype using our material has not yet been deployed by any industrial end user, we believe that our material has the potential to replace the filtration materials and products currently available and become the most popular filtration material in high temperature environments such as coal-fired power plants, garbage incinerators and cement factories.

On March 24, 2010 the Company effected a 1 for 5 reverse stock split of its outstanding common stock.

On February 12, 2010, immediately following the reverse merger, the Company entered into a note purchase agreement with certain accredited investors for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants (which are exercisable only in certain circumstances), with net proceeds of $3.2 million after finance costs.  The notes require quarterly interest payments at a rate of 10% per annum.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our audited financial statements and accompanying notes as of September 30, 2009, and for the year then ended and the unaudited condensed consolidated interim financial statements for the six monhts ended March 31, 2010.

Results of Operations

Three Month Period Ended March 31, 2010 compared to Three Month Period Ended March 31, 2009

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See the financial statements of the Company and the related notes thereto and other financial information included elsewhere in this report.

	Three months ended March 31
	2010		2009
	Amount	%	Amount	%
Sales	4,628,671	100%	2,214,940	100%
Cost of Sales	3,237,311	70%	1,373,921	62%
Gross Profit	1,391,360	30%	841,019	38%
SG&A expense	407,461	9%	275,526	12%
Operating Income	983,899	21%	565,493	26%
Interest Income	292	0%	-	0%
Interest Expenses	(390,355)	8%	(76,286)	3%
Gain on disposal of fixed assets	496	0%	0	0%
Net Income before taxes	594,332	13%	489,207	22%
Net Income	594,332	13%	489,207	22%

Sales

Net sales revenue consists of revenue from sales of needle punched non woven fabric and thermal calendared product.  Net sales for three month period ended March 31, 2010 were $4,628,671, an increase of $2,413,731, or 109%, from $2,214,940 for the same period of prior year.  In February 2009, we installed a new production line to manufacture needle punched non woven fabric.  Sales of needle-punched products for the three month period ended March31, 2010 were $1,942,811 compared to $220,718 for the same period of the prior year.  In addition, sales of thermal calendared materials for the three month period ended March 31, 2010 $2,308,801, as increase of $569,189 compared to $1,739,612 for the same period of the prior year.

Cost of Goods Sold

Cost of goods sold principally consists of the cost of raw materials, labor, and manufacturing overhead expenses.

Cost of goods sold for the three month period ended March 31, 2010 was $3,237,311, an increase of $1,863,390, or 136%, from $1,373,921 for the same period in 2009.

Raw material expenses increased to 52% of the sales for the three month period ended March 31, 2010, compared to 41% of sales for the same period of the prior year, reflecting a mix of more expensive raw materials associated with 2010 sales. 98.7 % of our raw materials consists of polyester the price of which fluctuates with the price of oil

Labor expenses were 6% of sales for the three month period ended March 31, 2010 compared to 2% for the same period of year 2009.   Beginning in February 2009 we hired 17 additional employees to work the new production line. Labor costs also increased due to increased demand for labor.

Overhead expenses were 11% of net sales for the three month period ended March 31, 2010, compared to 19% of net sales for 2009 due to the increase of manufacturing capacity of the Company with the addition of the new production line in February 2009.

Gross Profit

Gross profits represents net sales less cost of goods sold.  Gross profit for the three month period ended March 31, 2010 was $1,391,360, an increase of $550,341, or 65%, from $841,019 for the same period in 2009.  As a percentage of net sales, gross profit was 30% for the three month period ended March 31, 2010, compared to 38% for the same period last year. This was primarily due to increase of purchase of price of the raw materials associated with 2010 sales, which price increase was caused by fluctuations in the price of oil.

Selling, Marketing and Administrative Expenses

Selling expenses include salaries, advertising expenses, cost of manufacturing, rent, and all expenses dirirectly related to producing and selling product.  General expenses include general operating expenses that are directly related to the general operation of the company but excluding selling and administrative expenses.  Administrative expense includes executive salaries and other expenses related to the overall administration of the company.

Selling, general and administrative expenses for the three month period ended March 31, 2010 were $407,461, an increase of $131,935 compared to $275,526 for the same period 1n 2009.  The increase was primarily due to increase of $25,524 in export delivery expenses and $83,286 additional professional expenses incurred in connection with the company’s planned financing.

Other Expenses

Other expenses solely consist of interest expense.

Interest expense for the three month period ended March 31, 2010 was $390,355 compared to $76,286 for the same period in 2009.  Interest expense as a percentage of sales increased to 8% for the three month period ended March 31, 2010 from 3% for the same period of last year.  The increase in interest expense was principally due to interest on the convertible notes in the aggregate principal amount of $4,140,000.  We accreted non-cash related interest expense in the amount of $304,950.   Excluding the accretion of interest, our interest expense for this three-month period was the same as for the same period in 2009.

Net Income

Net income for the three months ended March 31, 2010 increased by $105,125, from net income of $489,207 for the three month period ended March 31, 2009 to net income of $594,332.  The increase was largely due to an increase in net sales due to the sales generated from new needle-punch products.

Six Month Period Ended March 31, 2010 compared to Six Month Period Ended March 31, 2009

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See the financial statements of the Company and the related notes thereto and other financial information included elsewhere in this report.

	Six months ended March 31
	2010		2009
	Amount	%	Amount	%
Sales	9,847,025	100%	4,540,833	100%
Cost of Sales	6,843,833	70%	2,906,402	64%
Gross Profit	3,003,192	30%	1,634,431	36%
SG&A expense	662,138	7%	758,442	17%
Operating Income	2,341,054	24%	875,989	19%
Interest income	517	0%	-	0%
Interest Expenses	(452,387)	5%	(160,506)	4%
Gain on disposal of fixed assets	496	0%	16,263	0%
Net Income before taxes	1,889,680	19%	731,746	16%
Net Income	1,889,680	19%	731,746	16%

Sales

Net sales revenue consists of revenue from sales of needle punched non woven fabric and thermal calendared product. Net sales for six month period ended March 31, 2010 were $9.85 million, an increase of $5.30 million or 116%, from $4.55 million for the same period of prior year.  In February 2009, we installed a new production line to manufacture needle punched non woven fabric.  Sales of needle-punched products for the six month period ended March 31, 2010 were $[4,300,022] compared to $220,718 for the same period of the prior year.  In addition, sales of thermal calendared materials for the six month period ended March 31, 2010 were $[5,559,365], as increase of $[1,228,361] compared to $[4,331,204] for the same period of the prior year.

Cost of Goods Sold

Cost of goods sold principally consists of the cost of raw materials, labor, and manufacturing overhead expenses.

Cost of goods sold for the six month period ended March 31, 2010 was $6,843,833, an increased $3,937,431, or 135%, from $2,906,402 for the same period of the prior year.  As a percentage of net sales cost of good sold was 70 % for the six month period ended March 31, 2001 compared to 64% for the same period in 2009.

Raw material expenses increased to 56% of the sales for the six month period ended March 31, 2010, compared to 40% of sales for the same period in 2009, reflecting a mix of more expensive raw materials associated with 2010 sales.  98.7% of our raw materials consists of polyester the price of which fluctuates with the price of oil.

Labor expenses were 6% of sales for the six month period ended March 31, 2010 compared to 2% for the same period in 2009.  Beginning in February 2009 we hired 17 additional employees to work the new production line. Labor costs also increased due to increased demand for labor.

Overhead expenses were 12% of net sales for the six month period ended March 31, 2010, compared to 19% of net sales for the same period last year due to the increase of manufacturing capacity of the Company.

Gross Profit

Gross profits represents net sales less cost of goods sold.  Gross profit for the six month period ended March 31, 2010 was $3,003,192 and increase of $1,368,761 or 83%, from $1,634,431 for the same period last year.  As a percentage of net sales, gross profit was 30% for the six month period ended March 31, 2010, compared to 36% for the same period last year.  This decrease was primarily due to the increase in the purchase price of the raw materials associated with 2010 sales. This was primarily due to increase of purchase of price of the raw materials associated with 2010 sales, which price increase was caused by fluctuations in the price of oil.

Selling, Marketing and Administrative Expenses

Selling, general and administrative expenses for the six month period ended March 31, 2010 were $662,138, an decrease of $96,304 compared to $758,442 for the same period last year.   This is mainly due to decreased stamp duty $18,394 from $21,301 in 2009 compare to $2,907 for the same period this year.  Office expense also decreased $77,327 from $147,221 in 2009 compared to $69,894 for the same period 2010.

Other Expenses

Other expenses consist solely of interest expenses.

Interest expense for the six month period ended March 31, 2010 was $452,387 compared to $160,506 for the same period last year.  Interest expense as a percentage of net sales increased to 5% for the six month period ended March 31, 2010 from 4% for the same period of last year.  The increase in interest expense was principally due to record $4,140,000 of convertible notes. We accreted non-cash related interest expense, in the amount of $304,950. Excluding accretion on non-cash interest expense, interest expense for this six month period remained the same as last year, and, as a percentage of net sales, decreased to 1% from 4%.
Net Income

Net income for the six months ended March 31, 2010 increased by $1,157,934 from net income of $731,746 for the same period in 2009 to net income of $1,889,680. The increase was mainly due to the increase in sales due to the sales generated from new needle-punch products.

Liquidity and Capital Resources

We finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures.

Working capital consists mainly of cash, accounts receivable, advances to suppliers and inventory. Cash, inventory and accounts receivable account for the majority of our working capital.

Our working capital requirements may be influenced by many factors, including cash flow, competition, relationships with suppliers, and the availability of credit facilities and financing alternatives, none of which can be predicted with certainty.

At March 31, 2010, we had several bank loans for the total amount of $3.8 million (RMB26 million) with Agriculture Bank of China, Foshan Branch and these loans are repayable in December 2010. We have the highest credit rating for that bank.

On February 12, 2010 we completed a financing transaction in which we raised gross proceeds of $4,140,000 through a private placement of convertible notes and warrants to certain accredited investors.

Cash from Operating Activities

Six month period ended March 31, 2010 compared with six month period ended March 31, 2009

Net cash proved by operating activities for the six months ended March 31, 2010 was approximately $1.55 million, compared to a cash flow of $3.59 million for the same period of the prior year.  The decrease was due primarily to increase in Non-cash interest charges, decrease in advance to suppliers.

Cash in Investing Activities

Six month period ended March 31, 2010 compared with six month period ended March 31, 2009

Net cash provided by investing activities for six months ended March 31, 2010 was negative cash flow $1.39 million, compared to a negative cash flow of $4.93 million for the same period of the prior year. The increased cash used from investing activities because there were no large capital expenditures during the first six months of the year. Only deposits were made a new product assembly line project.  The net cash used in investing activities for the same period of last year was due to the deposits for purchases of equipment and expenses relating to outfitting our facilities.

We satisfied this cash expenditure with cash reserves and cash generated from 2009 and 2010 operations.

Cash in Financing Activities

Six month period ended March 31, 2010 compared with six month period ended March 31, 2009

Net cash provided by financing activities for the six month period ended March 31, 2010 was approximately $2.64 million, compared to $0.19 million for the same period of the prior year. The increase was the result of cash received from the sale of the convertible notes.

Loans

The balance of our outstanding short-term bank loans on March 31, 2010 was approximately $3.8 million, compared with $4.6 million on March 31, 2009

On February 12, 2010, immediately following the reverse merger, we entered into a note purchase agreement with certain accredited investors for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants (which are exercisable only in certain circumstances), with net proceeds for $3.4 million after finance costs. The notes require quarterly interest payments at a rate of 10% per annum and interest for six month in amount of $204,464 to be held in an escrow account.

The warrants become void if the notes automatically convert into common stock.
The warrants are exercisable at any time during a five-year period commencing on the closing of a “financing,” which means the first sale (or series of related sales) by us of stock (or debt or equity securities convertible into stock), in a capital raising transaction, occurring after the maturity date (or the date the notes become due pursuant to a default, if earlier) with aggregate gross proceeds of at least $20,000,000.   The warrants cannot be exercised if no financing is consummated within the five-year period after the issue date.

Future Cash Commitments

We have ambitious capital investment plans for our PPS projects in 2010 and which will require significant investment capital. This demand for investment capital will be met by the proceeds from the February private placement, and by outside financing (including the public offering) that we intend to raise as needed to continue our expansion.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Method of Accounting

We maintain our general ledger and journals with the accrual method of accounting for financial reporting purposes. Accounting policies adopted by us conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Economic and political risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable and collectible.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives range from 20 to 50 years.

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of plant and equipment are as follows:

Buildings	15-35 years
Machinery and equipment	10 years
Office equipment	6-10 years
Motor vehicles	6-8 years
Other assets	6-10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jie Li, our Chief Executive Officer and Ms. Sabrina Liang, our Controller, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, Mr. Lie and Ms. Liang concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective in that certain “significant deficiencies” existed related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit function.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our chief executive officer and controller, identified a number of “significant deficiencies” in the process of preparing our financial statements for the quarter ended March 31, 2010 as described above.

During the quarter ended March 31, 2010, we began to take certain remedial measures as described below that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because our current accounting department is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies, our management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

In order to correct the foregoing significant deficiencies, we are taking the following remediation measures:

•	We are arranging necessary training for our accounting department staff;

•	We plan to engage external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts;

•
We do not currently have a chief financial officer but are currently searching for a qualified candidiate. We remain committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of our reporting period. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals;

•
In addition, we have allocated significant financial and human resources to strengthen the internal control structure and we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2009

CHINA FILTRATION TECHNOLOGY, INC.

By:	/s/ Jie Li
Jie Li
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sabrina Liang
Sabrina Liang
Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.