Form 10-Q/A
period 2010-03-31
China Filtration Technology, Inc.
filed 2010-05-26
CIK 1423023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53010

CHINA FILTRATION TECHNOLOGY, INC.
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

Quarterly Report on FORM 10-Q

Three Months Ended March 31, 2010

Table of Contents

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 24, 2010, to correct certain typographical errors contained in the section entitled “Management’s Discussion and Analysis of Financial and Results of Operations” and on the signature page.

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

China Filtration Technology, Inc., formerly known as Perpetual Technologies, Inc. (the “Company” or ”we”) was incorporated under the laws of the State of Delaware in March, 2007.  Prior to reverse merger we had no operations or substantial assets.

Hong Hui Holdings Limited (“Hong Hui”) was formed in January, 2010 in the territory of the British Virgin Islands as a holding company by the shareholders of Technic International Inc. (“Technic”). Upon formation, each shareholders transferred his ownership of Technic to Hong Hui.

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

INTRODUCTION

This section discusses and analyzes the results of operations and financial condition of China Filtration Technology, Inc., formerly known as Perpetual Technologies, Inc., (“we,” “us” or the “Company”) which is the ultimate parent company of Foshan S.L.P. Special Materials Co., Ltd. (“Foshan”), a PRC-based operating company located in Foshan, Guangdong Province in the PRC.

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

Sales

Net sales revenue consists of revenue from sales of needle punched non woven fabric and thermal calendared product. Net sales for six month period ended March 31, 2010 were $9.85 million, an increase of $5.30 million or 116%, from $4.55 million for the same period of prior year.  In February 2009, we installed a new production line to manufacture needle punched non woven fabric.  Sales of needle-punched products for the six month period ended March 31, 2010 were $4,300,022 compared to $220,718 for the same period of the prior year.  In addition, sales of thermal calendared materials for the six month period ended March 31, 2010 were $5,559,365, as increase of $1,228,361 compared to $4,331,204 for the same period of the prior year.

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

Dated: May 26, 2010

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