Form 10-Q
period 2010-06-30
CHINA SLP FILTRATION TECHNOLOGY, INC.
filed 2010-08-16
CIK 1423023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53010

CHINA SLP FILTRATION TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0475058
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Shishan Industrial Park
Nanhai District, Foshan City, Guangdong Province, PRC
 (Address of principal executive offices, Zip Code)

(86 22) 757-86683197
(Registrant’s telephone number, including area code)

China Filtration Technology, Inc.
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,235,714

Quarterly Report on FORM 10-Q

Three Months and Nine Month Ended June 30, 2010

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China SLP Filtration Technology, Inc.
Condensed Consolidated Financial Statements
Three and Nine Months ended June 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)

Current Assets
Cash and cash equivalents	$6,333,417	$3,297,648
Accounts receivable – Net	2,258,662	1,424,835
Advance to suppliers	453,174	685,551
Inventory	1,490,078	1,197,289
Prepaid expenses and other current assets	279,595	45,656
Total Current Assets	10,814,926	6,650,979

Deposits	2,193,202	-
Property and equipment – Net	11,032,609	10,711,865
Receivable from related party	1,111	773,672
Land use rights – Net	531,506	537,350
Total Assets	$24,573,354	$18,673,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short term loan	$3,833,994	$4,578,409
Accounts payable and accrued liabilities	696,703	410,114
Client's deposits	-	75,176
Taxes payable	9,378	726
Warrants liabilities	690,000	-
Convertible notes payable $4,140,000, net of discount	2,615,107	-

Total Current Liabilities	7,845,182	5,064,425

Total Liabilities	7,845,182	5,064,425
Shareholder's Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, o shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 15,235,714 and 14,510,204 shares issued and outstanding at June 30, 2010 and September 30, 2009	15,236	14,510
Additional paid-in capital	8,205,582	7,548,752
Retained earnings	6,824,980	4,500,532
Accumulated other comprehensive income	1,682,374	1,545,647
Total Shareholders' Equity	16,728,172	13,609,441

Total Liabilities and Shareholder's Equity	$24,573,354	$18,673,866

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net Sales	$5,072,791	$2,482,212	$14,919,816	$7,023,045
Cost of Sales	3,537,571	1,779,328	10,381,404	4,685,730
Gross Profit	1,535,220	702,884	4,538,412	2,337,315

Selling, General and Administrative Expenses	701,436	266,101	1,363,574	1,024,543
Income from Operations	833,784	436,783	3,174,838	1,312,772

Other Income (expense)
Interest Income	10,106	2,104	10,623	2,104
Interest Expense	(764,794)	(65,162)	(1,216,685)	(225,668)
Loss on disposal of fixed assets	-	(16,263)	-	-
Changes in Fair Value of Warrants	362,000	-	362,000	-
Total Other Income (expenses)	(392,688)	(79,321)	(844,062)	(223,564)
Income before IncomeTaxes	441,096	357,462	2,330,776	1,089,208
Income Tax Provision	6,328	-	6,328	-
Net Income	$434,768	$357,462	$2,324,448	$1,089,208

Other Comprehensive Income
Foreign Currency Translation Adjustments	161,972	24,560	136,727	(66,276)
Total Comprehensive Income	$596,740	$382,022	$2,461,175	$1,022,932

Net Income Per Common Shares:
Basic and Diluted	$0.03	$0.02	$0.16	$0.08
Weighted-Average Common Shares Outstanding:
Basic	15,235,714	14,510,204	14,879,603	14,510,204
Diluted	16,925,510	14,510,204	15,739,975	14,510,204

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30
	2010	2009

Cash Flow from Operating Activities:
Net income	$2,324,448	$1,089,208
Adjustments to reconcile net income to net cash
flow provided by (used in) operating activities:
Depreciation	864,016	632,799
Amortization	9,339	9,342
Changes in fair value of warrants	(362,000)	-
Non-cash interest charges	914,850
Change in operating assets and liabilities:
Accounts receivable	(832,721)	(561,041)
Allowance for doubtful accounts	13,743
Advance to suppliers	235,358	(34,311)
Inventory	(282,992)	(525,210)
Prepaid expenses and other current assets	(232,102)	(131,539)
Accounts payable & accrued liabilities	282,009	(610,775)
Clients' deposits	(75,176)	(93,457)
Taxes payable	1,357	(8,949)
Net cash provided by (used in) operating activities	2,860,129	(233,933)

Cash Flow from Investing Activities:
Addition-property, equipment, and land use rights	(1,105,084)	(844,747)
Deposits for purchase of equipment	(2,178,792)	-
Proceeds from related party receivable	772,573	735,878
Net cash (used in) provided by investing activities	(2,511,303)	(108,869)

Cash Flow from Financing Activities:
Repayment of loans	(769,631)	(5,172,817)
Proceeds from loans	-	4,974,197
Proceeds from notes issued	3,404,798	-
Net cash provided by (used) in financing activities	2,635,167	(198,620)

Effects of Exchange Rates on Cash	51,776	(14,504)
Net increase (decrease) in cash and cash equivalents	3,035,769	(555,926)

Cash and cash equivalents, beginning of year	3,297,648	2,367,570

Cash and cash equivalents, end of year	$6,333,417	$1,811,644

Supplemental information of cash flows
Cash paid for interest	$298,270	$216,705
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Income	Equity

BALANCE, September 30, 2008	14,510,204	$14,510	$7,548,752	$2,054,880	$1,602,725	$11,220,867

Net Income	-	-	-	2,445,652	-	2,445,652

Currency translation adjustment	-	-		-	(57,078)	(57,078)

BALANCE, September 30, 2009	14,510,204	$14,510	$7,548,752	$4,500,532	$1,545,647	$13,609,441

Shares effectively issued to former shareholders - 2/12/2010	2,600,000	2,600	(2,600)			-

Cancellation of stock in recapitalization	(2,528,000)	(2,528)	2,528			-

Shares issued to placement agents in conjunction with convertible note	653,510	654	656,902		-	657,556
Net Income	-	-	-	2,324,448		2,324,448

Currency translation adjustment	-	-	-	-	136,727	136,727

BALANCE, June 30, 2010 - UNAUDITED	15,235,714	$15,236	$8,205,582	$6,824,980	$1,682,374	$16,728,172

See accompanying notes to financial statements

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the nine months ended June 30, 2010
(Unaudited - Expressed in US dollars)

1.	Nature of Business and Organization History:

China SLP Filtration Technology, Inc., formerly named Perpetual Technologies, Inc. (the “Company”, or ”We”) was incorporated under the laws of the State of Delaware in March 2007. Prior to a reverse merger completed on February 12, 2010, we had no operations or substantial assets.

Hong Hui Holdings Limited (“Hong Hui”) was formed in January 2010 in the territory of the British Virgin Islands as a holding company by the shareholders of Technic International Inc. (“Technic”). Upon the formation, each shareholder transferred their ownership of Technic to Hong Hui. As a result of this transaction, Technic became a wholly-foreign owned enterprise under PRC law. This acquisition was accounted for as a transfer of entities under common control.

Technic International Ltd. (“Technic”) was incorporated in September 2005 under the laws of Hong Kong as a holding company that owns 100% equity interest of Nanhai Jinlong Nonwoven Co. Ltd. (“Jin Long”) located in Foshan City, Guangdong Province, the People’s Republic of China (“China”). Jin Long was established in the year 2000 under the laws of China. In September 2005, Jin Long became the wholly-owned foreign enterprise (“WOFE). In April 2009, Jin Long changed its name to Foshan S.L.P. Special Materials Co., Ltd. (“Foshan”).

On February 12, 2010, we entered into a share exchange agreement with the owners of all of the outstanding shares of Hong Hui.   Under the terms of the share exchange agreement we issued and delivered to the Hong Hui stockholders a total of 14,510,204 (72,551,020 pre-split) shares of our common stock in exchange for all of the outstanding shares of Hong Hui.  As a result of the share exchange or reverse merger, Hong Hui became our wholly-owned subsidiary. The transaction is accounted for as a reverse acquisition, except that no goodwill or other intangible should be recorded. The recapitalization is considered to be a capital transaction in substance, rather than a business combination.

On March 24, 2010 the Company effected a 1 for 5 reverse stock split of its outstanding common stock. The effect of the reverse split is retrospectively showed in all periods presented.

Through operation of Foshan, we engage in manufacturing, marketing and sale, research and development of polyester spun-bonded nonwoven fabrics, polyester needle-punch nonwovens, spun-laced nonwovens, polylactic acid nonwovens, and special functions nonwovens ( flame retardant, anti-static, oil & water repellent, etc).

2.	Basis of Presentation and Principles of Consolidation:

The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the nine months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flow for the nine months ended June 30, 2010 and 2009 are unaudited. These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all the disclosures as required for annual financial statements under generally accepted accounting principles. However, these interim consolidated financial statements follow the same accounting policies and methods of application as the Company’s most recent annual financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended September 30, 2009.

Operating results for the nine month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2010 or for any other period.

3.	Summary of Significant Accounting Policies:

These interim consolidated financial statements follow the same accounting policies and methods of application as the Company's most recent annual financial statements.

4.    Accounts Receivable:

The Company maintains allowance for potential credit losses on accounts receivable. Management periodically analyzes the composition of the accounts receivable, aging of the receivables and historical bad debt to evaluate the adequacy of the reserve for uncollectible accounts.

	June 30,	September 30,
	2010	2009
Accounts receivable	$2,309,626	$1,461,721
Less: Allowance for doubtful accounts	(50,964)	(36,886)
Accounts receivable – Net	$2,258,662	$1,424,835

As of June 30, 2010 and September 30, 2009, customer accounts receivable balances exceeding 10% of the gross accounts receivable balance are as follows:

	June 30,	September 30,
	2010	2009
Customers:	Percentage	Percentage
A	23%	30%
B	13%	13%
C	10%	13%
Total	46%	56%

Three customers individually accounted for 10% or more of the total gross accounts receivable and together accounted for  46% and 56% of the total gross accounts receivable at June 30, 2010 and 2009.

5.	Advances to Suppliers:

As of June 30, 2010 and September 30, 2009, advances to suppliers consisted of deposits on account with several key raw materials suppliers to secure preferential pricing of raw materials. The deposits also are used to ensure timely delivery of materials purchased.

6.	Inventories:

Inventory consisted of the following:

	June 30,	September 30,
	2010	2009
Raw materials	$281,146	$40,126
Work in progress	63,226	50,443
Finished goods	1,145,706	1,106,720
	$1,490,078	$1,197,289

7.  Property, plant and equipment:

Property, plant and equipment is recorded at cost. Expenditures incurred for repairs and maintenance are charged to earnings. Betterment, additions and renewals to property, plant and equipment are capitalized. When property, plant and equipment are retired or disposed of, associated cost and accumulated depreciation are removed, and gain or loss, if any, incurred from disposal is included under other income or expense in the statement of operations.

Property, plant and equipment consist of the following:

	June 30,	September 30,
	2010	2010
Building and plant	$2,716,302	$2,958,978
Machinery	11,542,131	11,174,517
Office equipment and other equipment	776,760	771,829
Vehicles	140,678	139,753
Construction in progress	1,087,395	-
	16,263,266	15,045,077
Less:
Accumulated depreciation	(5,230,657)	(4,333,212)
	$11,032,609	$10,711,865

Depreciation expense is computed using straight-line method with estimated useful lives as follows:

Building and plant	20 years
Machinery	10 years
Office equipment and other equipment	5 years
Vehicles	10 years

For the three month period  ended June 30, 2010, depreciation expense of $276,661 was included in cost of sales and $16,222 was included in selling, marketing, and administrative expenses, for a total of $292,883

For the three month period ended June 30, 2009, depreciation expense of $263,724 was included in cost of sales and $16,250 was included in selling, general and administrative expenses, for a total of $279,974

For the nine month period ended June 30, 2010, depreciation expense of $815,191 was included in cost of sales and $48,825 was included in selling general and administrative expenses, for a total of $864,016

For the nine month period ended June 30, 2009, depreciation expense of $581,505 was included in cost of sales and $51,294 was included in selling, general and administrative expenses, for a total of $632,799.

8.	Deposits:

As of June 30, 2010, we have deposits of $2,193,202 with equipment providers to ensure timely fulfillment of our purchase contracts to build up new production facilities.

9.	Land Use Rights:

Land use rights is amortized over a lease term of 50 years.

	June 30, 2010	September 30, 2009

Land use rights	$626,699	$622,578
Less:
Accumulated amortization	(95,193)	(85,228)
	$531,506	$537,350

For the three month periods ended June 30, 2010 and 2009, amortization expense was $3,132 and $3,139, respectively.
For the nine month periods ended June 30, 2010 and 2009, amortization expense was $9,339 and $9,342, respectively.
Change in cost of land use rights from September 30, 2009 to June 30, 2010 was caused by effect of changes in currency exchange rate.

10.   Short-term Loans:

The Company has several loans with Agricultural Bank of China, Foshan Branch and these loans are due in September 2010. The interest on the outstanding balance is payable every month at rates ranging from 5.93% to 7.75% per annum.

11.   Convertible Note Payable:

On February 12, 2010, immediately following the closing of a share exchange agreement, the Company entered into a note purchase agreement with certain accredited investors  for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants.  In addition to the finance cost of approximately $730,000 which is accounted for as debt discount, 653,510 common shares were issued to placement agents.  The notes have the following material terms:

Maturity:  The notes mature in one year.  If principal is not paid on maturity then 150% of the principal amount shall be payable.

Interest:     10% per annum payable quarterly increasing to 15% if there is a default. At close of the transaction, $204,464, out of the closing proceeds, was held in an escrow account to cover the first six months interest and it was included as prepaid expense. As of June 30, 2010, prepaid interest expense was $68,609.

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

Besides the stated interest expense at 10% per annum, interest expenses are recorded to accrete the note to its balance of $4,140,000 due on February 12, 2011.  Accretion on interest expenses amounted to $609,900 and $914,850 for the three months and nine months ended June 30, 2010.

Allocation of the proceeds:

After allocating $1,052,000 to the initial fair value of warrants derivative liabilities, and agent fee of $730,187, the remaining proceeds received from the convertible note of $3,409,813 were allocated to placement agent common stock and convertible note payable based on their relative fair value. This results in a debt discount of $2,439,743 from the face amount of the convertible note payable, accordingly, the discount is being amortized over the life of the note to acrete the note to its redemption value.  The proceeds allocation is as follows:

February 12, 2010 convertible note finance
Gross proceeds	$4,140,000
Less cash fee paid to placement agent	730,187
Net proceeds	$3,409,813

Record warrant as derivative liability	$1,052,000
Allocated remaning proceeds to :
Common stock issued to placement agents	657,556
Convertible Note	1,700,257
$3,409,813

12.   Receivable From Related Party :

As of June 30, 2010, receivable from related party in the amount of $1,111 was an advance to shareholders for travel related expenses occurring in normal course of business.

13.   Subsequent Events
.
On July 26, 2010, the Company repaid outstanding term loan in amount of $2,927,961 （20,000,000 in RMB） to Agricultural Bank of China, Foshan Branch. On July 27, 2010, the Company entered into an agreement with the same branch office to borrow $2,927,961 (20,000,000 in RMB）with a term of 5 months. Interest on the new loan is payable on monthly basis at rates ranging from 5.85% to 7.75% per annum.

On August 4, 2010, the Company appointed Eric Gan as Chief Financial Officer. The compensation package included an annual salary of $120,000 and grant of non-statutory stock options to acquire 400,000 shares of the Company’s common stock. The options vest over a period of three years.

14.   Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income attributable to common shareholders as adjusted for the effect of dilutive common equivalent shares, if any, by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible note (using the if-converted method) and common shares issuable upon the exercise of outstanding warrants (using the treasury stock method). Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	For the three months ended
	June 30, 2010		June 30, 2010
Net Income
(numerator for basic income per share)	$434,768		$357,462
Plus interest on convertible note	697,811		-
Net Income - assumed conversions
(numerator for diluted income per share)	$1,132,579		$357,462

Weighted average common shares
(denominator for basic income per share)	15,235,714		14,510,204

Effect of Dilutive Securities:
Warrants - treasury stock method	-		-
Convertible note as if-converted method	1,689,796		-
Weighted average common shares
(denominator for diluted income per share)	16,925,510		14,510,204

Basic net income per share	$0.03		$0.02
Diluted net income per share	$0.07	Antidilutive	$0.02

	For the nine months ended
	June 30, 2010		June 30, 2010
Net Income
(numerator for basic income per share)	$2,324,448		$1,089,208
Plus interest on convertible note	1,114,535		-
Net Income - assumed conversions
(numerator for diluted income per share)	$3,438,983		$1,089,208

Weighted average common shares
(denominator for basic income per share)	14,879,603		14,510,204

Effect of Dilutive Securities:
Warrants - treasury stock method	-		-
Convertible note as if-converted method	860,372		-
Weighted average common shares
(denominator for diluted income per share)	15,739,975		14,510,204

Basic net income per share	$0.16		$0.08
Diluted net income per share	$0.22	Antidilutive	$0.08

15.	Accounting for Warrants

The warrants issued in conjunction with the convertible notes have the following material terms:

The warrants are exercisable at any time during a five-year period commencing on the closing of a “financing,” which means the first sale (or series of related sales) by us of stock (or debt or equity securities convertible into stock), in a capital raising transaction, occurring after the maturity date (or the date the notes become due pursuant to a default, if earlier) with aggregate gross proceeds of at least $2,000,000.   The warrants can not be exercised if no financing is consummated within five-year period after the issue date and become void if the notes automatically convert into common stock.

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

Management concluded that the warrants issued in conjunction with the private placement of convertible notes in February 2010 to certain accredited investors should be treated as a derivative liability. Derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period.

As a result of adopting accounting treatment of ASC Topic 815-40,warrants are recorded as derivative liabilities and valued at $1,052,000 based on 1,218,857 shares using the Black-Scholes pricing model on the date of issuance and as of March 31, 2010. Because there was no trade market for the Company’s stock, management used substitute volatility in the initial and subsequent measuring of the fair market value of the warrants issued. Management re-measured the fair market value based on the adjusted volatility of publicly traded stock of a company with similar business and the remaining term of the warrants. As of June 30, 2010, these warrants were valued at$690,000. The valuation inputs are provided in the table as follows.

	At date of issuance	As of
Attribute	February 12, 2010	June 30, 2010

Warrants outstanding	1,218,857 (*)	1,218,857 (*)
Exercise Price	$2.45	$2.45
Risk Free Interst Rate	2.25%	0.32%
Volatility	90%	70%
Dividend Yield	0%	0%
Contractual Life (years)	1	0.7

(*) Warrants outstanding is based on 8% of the total outstanding common shares

16.	Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2010 and September 30, 2009.

BVI

Hong Hui is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Foshan. For 2008 and 2009 Foshan enjoys tax free holiday for two years. From January 2010 onwards, Foshan is taxed at 25% of net income except for the 2010 and 2011years where there is 50% discount on income tax.

The current year tax provision was $6,328 and $6,328 for the three and nine months ended June 30, 2010, respectively.  The Company has recorded zero deferred tax assets or liabilities as of June 30, 2010 and September 30, 2009 net of tax allowance because all other significant difference in tax basis and financial statement amounts are permanent differences.

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Income Tax Expense:

Current tax	$6,328	$0	$6,328	$0
Change in deferred tax assets – Net operating loss	46,911	76,959	285,019	199,513

Change in valuation allowance	(46,911)	(76,959)	(285,019)	(199,513)

Total	$6,328	$0	$6,328	$0

We follow the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended June 30, 2010.  Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns.  In addition, we have timely filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the nine months ended June 30, 2010 and 2009.

All of the Company’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 12.5% (50% discount of 25%) to income before income taxes for the three and nine months ended June 30, 2010 for the followings reasons:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Income before income taxes	$441,096	$357,462	$2,330,776	$1,089,208

Computed “expected” income tax expense at 12.5% and zero in 2010 and 2009	$142,363	$-	$430,664	$-
Tax effect of net taxable permanent differences	(89,124)	-	(139,317)	-

Effect of cumulative tax losses	(46,911)	-	(285,019)	-

	$6,328	$-	$6,328	$-

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the nine months ended June 30, 2010 and 2009.

17.   Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at January 1, 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of January 1, 2011. Adoption did not have a material impact on our consolidated financial statements.

Receivables

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of A Pool That Is Accounted for as a Single Asset. ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for the first interim and annual period ending on or after July 15, 2010. Early adoption is permitted. The Company adopted this guidance without a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

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

Introduction

This section discusses and analyzes the results of operations and financial condition of China SLP Filtration Technology, Inc., formerly known as Perpetual Technologies, Inc., (“we,” “us,” or the “Company”) which is the ultimate parent company of Foshan S.L.P. Special Materials Co., Ltd. (“Foshan”), a China-based operating company located in Foshan, Guangdong Province in the People’s Republic of China.

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

The transaction is accounted for as a reverse acquisition, except that no goodwill or other intangible has been recorded.  The recapitalization is considered to be a capital transaction in substance, rather than a business combination.   Beginning from February 12, 2010 the operating results of  Foshan are consolidated in the Company’s financial results for that period.

Foshan is engaged in the manufacture, sale, and research and development of advanced spun-bond PET, or polyester, non-wovens.

Non-woven fabrics are broadly defined as sheet or web structures bonded together by entangling fiber or filaments (and by perforating films) mechanically, thermally or chemically. They are flat, porous sheets that are made directly from separate fibers or from molten plastic or plastic film. They are not made by weaving or knitting and do not require converting the fibers to yarn.

Our major market is the Chinese market. We sell products to industrial customers in China.  In recent years, our products have been successfully launched in the European, North American and South East Asian markets.

Currently, our major products are spun-bond, thermal calendaring and needle-punched industrial non-woven PET (polyester) and PP (polypropylene) fabrics. These products are used as filtration media and infrastructure engineering material, among other uses.

We currently operate three spun-bond production lines. Two lines are spun-bond, thermal calendaring production lines with a total annual capacity of 4,000 tons of spun-bond polyester filament thermal calendaring non-woven.  In February 2009, we added the third line, spun-bond needle-punching production line with an annual capacity of 4,000 tons of spun-bond polyester filament, needle-punched non-woven fabric.

We recently developed a continuous filament, spun-bond, needle-punched manufacturing process to manufacture polyphenylene sulfide fiber, or PPS, a specialized type of high temperature resistant non-woven fabric and intend to begin commercial production of PPS using our proprietary manufacturing process in 2010.  We have applied for a process patent in the PRC for this process (Patent No. PRC: 201010102660.2) and we intend to apply for a process patent in North America and Europe.  In comparison to other filtering materials currently available, we believe that our non-woven fabric will be stronger, have lower production and operating costs, and will have higher filtration efficiency.  We have tested our PPS material non-woven fabric internally and, although a prototype using our material has not yet been deployed by any industrial end user, we believe that our material has the potential to replace the filtration materials and products currently available and become the most popular filtration material in high temperature environments such as coal-fired power plants, garbage incinerators and cement factories.

On March 24, 2010 the Company effected a 1 for 5 reverse stock split of its outstanding common stock. The effect of the reverse split is retrospectively showed in all periods presented.

On February 12, 2010, immediately following the reverse merger, the Company entered into a note purchase agreement with certain accredited investors for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants (which are exercisable only in certain circumstances), with net proceeds of $3.4 million after finance costs.  The notes require quarterly interest payments at a rate of 10% per annum.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our audited financial statements and accompanying notes as of September 30, 2009, and for the year then ended and the unaudited condensed consolidated interim financial statements for the nine months ended June 30, 2010.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See the financial statements of the Company and the related notes thereto and other financial information included elsewhere in this report.

	Three Months Ended June 30
	2010		2009
	Amount	%	Amount	%
Sales	$5,072,791	100%	$2,482,212	100%
Cost of Sales	3,537,571	70%	1,779,328	72%
Gross Profit	1,535,220	30%	702,884	28%
Selling, General and Administrative Expense	701,436	14%	266,101	11%
Operating Income	833,784	16%	436,783	18%
Interest Income	10,106	0.2%	2,104	0%
Interest Expense	(764,794)	15%	(65,162)	3%
Loss on disposition of fixed assets	-		(16,263)	1%
Changes in Fair Value of Warrants	362,000	7%	-	0%
Net Income before taxes	441,096	9%	357,462	14%
Income tax provision	6,328		-
Net Income	$434,768	9%	$357,462	14%

Net Sales

Net sales consisted of revenue from sales of needle punched non-woven fabric and thermal calendared products. Our net sales for three month period ended June 30, 2010 were $5,072,791, an increase of $2,590,579, or 104%, from $2,482,212 for the same period of the prior year.  In February 2010, we installed a new production line to manufacture needle punched non-woven fabric and start sales of the new products.  Sales of needle-punched products for the three month period ended June 30, 2010 were $2,054,318 compared to $518,752 for the same period of the prior year.  In addition, sales of thermal calendared materials for the three month period ended June 30, 2010 were $3,018,473, an increase of $1,062,855 compared to $1,955,618 for the same period of the prior year.

Cost of Sales

Cost of sales principally consists of the cost of raw materials, labor, and manufacturing overhead expenses.

Cost of sales for the three month period ended June 30, 2010 was $3,537,571, an increase of $1,758,243, or 99%, from $1,779,328 for the same period in 2009.

Raw material cost increased to 56% of the sales for the three month period ended June 30, 2010, compared to 51% of sales for the same period of the prior year, reflecting a mix of more expensive raw materials associated with 2010 sales. 98.7% of our raw materials consists of polyester the price of which fluctuates with the price of oil

Labor cost accounted for 1% of net sales for the three month period ended June 30, 2010, the same level for the same period of year 2009.

Overhead expenses were 13% of net sales for the three month period ended June 30, 2010, compared to 18% of net sales for 2009. As a percentage of net sales, overhead expenses decreased due to production capacity expansion and volume increase.

Gross Profit

Gross profit represents net sales less cost of sales.  Gross profit for the three month period ended June 30, 2010 was $1,535,220, an increase of $832,336, or 118%, from $702,884 for the same period in 2009.  As a percentage of net sales, gross profit was 30% for the three month period ended June 30, 2010, compared to 28% for the same period last year. The improved gross profit was primarily attributed to lowered overhead cost as a percentage of the net sales.

Selling, General and Administrative Expenses

Selling expenses include salaries, advertising expenses, rent, and all expenses directly related to selling product.  General  expenses include general operating expenses  that are directly  related to the general operation of the company. Administrative expenses include executive salaries and other expenses related to the overall administration of the company.

Selling, general and administrative expenses for the three month period ended June 30, 2010 were $701,436, an increase of $435,335 compared to $266,101 for the same period in 2009. The increase was primarily due to increase of $47,219 in delivery charges related to overseas sales and $309,040 in the Company’s IPO related legal fees and other expenses.

Other Income and Expenses

Other expenses primarily consisted of interest expense while other income was primarily interest income and change in fair value of warrants.

Interest expense for the three month period ended June 30, 2010 was $764,791 compared to $65,162 for the same period in 2009.  Interest expense as a percentage of sales increased to 15% for the three month period ended June 30, 2010 from 3% for the same period of last year.  The increase in interest expense was mainly attributed to adoption of derivative accounting rules under ASC 815-40 to record $4,140,000 of convertible loan notes. These accounting rules require us to accrete interest expense, in amount of $609,900, based on the term of the notes and note discount. Excluding the derivative-accounting-driven interest expense, our interest expense for this three month period remained the same level as for the same period of last year. The accreted interest expense was partially offset by the fair value change of the warrants after re-measurement at this reporting period.

Income Tax

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2010 and September 30, 2009.

BVI

Hong Hui is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Foshan SLP. For 2008 and 2009 Foshan SLP enjoys tax free holiday for two years. From January 2010 onwards, Foshan SLP is taxed at 25% of net income except for the 2010 and 2011 years where there are 50% discount on income tax.

The current year tax provision was $6,328 and $6,328 for the three and nine months ended June 30, 2010, respectively.  The Company has recorded zero deferred tax assets or liabilities as of June 30, 2010 and September 30, 2009 net of tax allowance because all other significant difference in tax basis and financial statement amounts are permanent differences.

Net Income

Net income for the three months ended June 30, 2010 increased by $77,306 from net income of $357,462 for the same period ended June 30, 2009 to net income of $434,768. Excluding accretion of interest expense discussed above and the gains on change in warrant value, net income rose to $682,668, an increase of $325,206 over the same period of last year.

Nine Month Period Ended June 30, 2010 compared to Nine Month Period Ended June 30, 2009

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See the financial statements of the Company and the related notes thereto and other financial information included elsewhere in this report.

	Nine Months Ended June 30
	2010		2009
	Amount	%	Amount	%
Sales	$14,919,816	100%	$7,023,045	100%
Cost of Sales	10,381,404	70%	4,685,730	67%
Gross Profit	4,538,412	30%	2,337,315	33%
Selling, General and Administrative Expense	1,363,574	9%	1,024,543	15%
Operating Income	3,174,838	21%	1,312,772	19%

Interest Income	10,623	0%	2,104	0%

Interest Expense	(1,216,685)	8%	(225,668)	3%
Changes in Fair Value of Warrants	362,000	2%	-	0%
Net Income before taxes	2,330,776	16%	1,089,208	16%
Income tax provision	6,328		-
Net Income	$2,324,448	16%	$1,089,208	16%

Sales

Net sales revenue consisted of revenue from sales of needle punched non-woven fabric and thermal calendared products. Net sales for the nine month period ended June 30, 2010 were $14,919,816, an increase of $7,896,771 or 112%, from $7,023,045 for the same period of the prior year. The increase is mainly attributable to sales of the needle punched non-woven fabric products we launched during the second quarter of 2010. Sales of needle-punched products for the nine month period ended June 30, 2010 were $6,342,001 compared to $739,097 for the same period of the prior year.  In  addition, sales of thermal calendared materials for the nine month period ended June 30, 2010 were  $8,577,815, an increase of $2,293,867 compared to $6,283,948 for the same period of the prior year.

Cost of Sales

Cost of sales principally consisted of the cost of raw materials, labor, and manufacturing overhead expenses.

Cost of sales for the nine month period ended June 30, 2010 was $10,381,404, an increase of $5,695,674, or 122%, from $4,685,730 for the same period of the prior year.  As a percentage of net sales cost of sales was 70% for the nine month  period ended June 30, 2010 compared  to 67% for the same period in 2009.

Raw material cost increased to 55% of the sales for the nine month period ended June 30, 2010, compared to 44% of sales for the same period in 2009, reflecting a mix of more expensive raw materials associated with 2010 sales.  Approximately 98% of our raw materials consists of polyester, the price of which fluctuates with the price of oil.

Labor cost was 1% of sales for the nine month period ended June 30, 2010 compared to 2% for the same period in 2009.

Overhead expenses were 13% of net sales for the nine month period ended June 30, 2010, compared to 20% of net sales for the same period last year reflecting operation efficiency achieved by increased production volume.

Gross Profit

Gross profit represents net sales less Cost of sales.  Gross profit for the nine month period ended June 30, 2010 was $4,538,412, an increase of $2,201,097 or 94%, from $2,337,315 for the same period last year.  As a percentage of net sales, gross profit was 30% for the nine month period ended June 30, 2010, compared to 33% for the same period last year.  This decrease was primarily due to the increase in the purchase price of the raw materials associated with 2010 sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended June 30, 2010 were $1,363,574, an increase of $339,031, compared to $1,024,543 for the same period last year. This is primarily due to increase in IPO related legal and other expenses and shipping expense associated with overseas sales, offset by decrease in other general expenses.

Other Income and Expenses

Other expenses consisted solely of interest expenses and change in fair value of warrants.

Interest expense for the nine month period ended June 30, 2010 was $1,216,685 compared to $225,668 for the same period of last year.  Interest expense as a percentage of net sales increased to 8% for the nine month period ended June 30, 2010 from 3% for the same period of last year.  The cause for the increase in interest expense for the nine month period was the same as for the three month period. Excluding the accretion of interest expense, interest expense for this nine month period increased by $76,000 over the same period of last year, and, as a percentage of net sales, decreased to 2% from 3%.

Net Income

Net income for the nine months ended June 30, 2010 increased by $1,235,240 from net income of $1,089,208 for the same period in 2009 to net income of $2,324,448. The increase was mainly attributed to the increased net sales generated from our new needle-punched products and the lower selling, general and administrative expenses relative to net sales. Excluding IPO related expenses and accretion of interest expense from convertible notes sold, net income increased by $2.1 million for the nine month period.

Liquidity and Capital Resources

We finance our business with cash generated from operations and use short-term bank loans to fund capital expenditures.

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

At June 30, 2010, we had several bank loans for the total amount of $3.8 million (RMB26 million) with Agriculture Bank of China, Foshan Branch and these loans are repayable in December 2010.

On February 12, 2010 we completed a financing transaction in which we raised gross proceeds of $4.14 million through a private placement of convertible notes and warrants to certain accredited investors.

Cash Flow from Operating Activities

Nine month period ended June 30, 2010 compared with nine month period ended June 30, 2009.

Net cash provided by operating activities for the nine months ended June 30, 2010 was approximately $2.86 million, compared to cash used of $0.25 million for the same period of prior year. The increased operating cash inflow resulted primarily from increase in net income and favorable changes in advance to suppliers, accounts payable and accrued expenses offset by unfavorable changes in accounts receivable, inventory and prepaid expenses.

Cash Flow from Investing Activities

Nine month period ended June 30, 2010 compared with nine month period ended June 30, 2009

Net cash used by investing activities for nine months ended June 30, 2010 was $2.51 million, compared to cash used of $0.09 million for the same period of the prior year. The increased cash used from investing activities during the nine month period of the year was primarily attributed to capital expenditures on building up a PPS, a new product, production line.

Cash Flow from Financing Activities

Nine month period ended June 30, 2010 compared with nine month period ended June 30, 2009

Net cash provided by financing activities for the nine month period ended June 30, 2010 was approximately $2.64 million, compared to $0.20 million of net cash used in financing activities for the same period of the prior year. The increase was from the cash received from the sale of the convertible notes.

Future Cash Commitments

We have an ambitious business expansion plan for our PPS products. The PPS projects require significant capital expenditures. We plan to finance the capital expenditures with short term loans from banks and public equity offerings.  We expect our working capital needs can be met by cash generated from operations.

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

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided over a lease term of 50 years using the straight-line method.

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	10 years
Office equipment	5 years
Motor vehicles	10 years
Other assets	6-10 years

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jie Li, our Chief Executive Officer and Mr. Eric Gan our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, Mr. Li and Mr., Gan concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective in that certain “significant deficiencies” existed related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit function.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our chief executive officer and controller, identified a number of “significant deficiencies” in the process of preparing our financial statements for the quarter ended March 31, 2010 as described above.

During the quarter ended June 30, 2010, we began to take certain remedial measures as described below that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In order to correct the foregoing significant deficiencies, we are taking the following remediation measures:

•	We recently hired Eric Gan as our new Chief Financial Officer;

•	We are arranging necessary training for our accounting department staff;

•	We plan to engage external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts;

•	We remain committed to the establishment of effective internal audit functions and have recently hired a new Chief Financial Officer;

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

Dated: August 15, 2010

CHINA SLP FILTRATION TECHNOLOGY, INC.

By:	/s/ Jie Li
Jie Li
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric Gan
Eric Gan
Chief Financial Officer
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