Form 10-Q/A
period 2010-03-31
CHINA SLP FILTRATION TECHNOLOGY, INC.
filed 2010-11-24
CIK 1423023

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November17, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,265,714

Quarterly Report on FORM 10-Q

Three Months Ended March 31, 2010

Table of Contents

	PART I
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4.	CONTROLS AND PROCEDURES.	24

	PART II
	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.
ITEM 6.	EXHIBITS.	25

EXPLANATORY NOTE

China SLP Filtration Technology, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its consolidated financial statements for the three and six months ended March 31, 2010.  Subsequent to the issuance of the Company’s consolidated unaudited interim financial statements for the three and six months ended March 31, 2010, included in its Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on May 24, 2010, as amended on May 26, 2010 (collectively, the “Original Form 10-Q”), and in connection with the SEC’s review of the Company’s registration statement on Form S-1 (File No. 333-168028), originally filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010, it was identified that the Company failed to record a liability of $75,000 owed to each of United Best and Primary Capital (totaling $150,000) for advisory services rendered in connection with its private placement of convertible notes which closed on February 12, 2010.  Accordingly, the Company is  restating its unaudited interim financial statements for the three month and six month periods ended March 31, 2010 and 2009, as set forth in the Original Form 10-Q.

See Item 1 of Part I, “Financial Statements — Note 18 — Restatements of Previously Issued Financial Statements” for a detailed discussion of the effects of the restatement of the Company’s unaudited interim financial statements for the three and six months ended March 31, 2010.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-Q that was affected by the restatement has been amended and restated in its entirety.  No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events. The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I—Item 1—Financial Statements (Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows),

•	Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources), and

•	Part I—Item 4—Controls and Procedures

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2 and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q for the fiscal quarter ended March 31, 2010.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China SLP Filtration Technology, Inc.
Condensed Consolidated Financial Statements
Three and Six Months Ended March 31, 2010 and 2009

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	Restated March 31,
	2010	September 30,
	(Unaudited)	2009
ASSETS

Current Assets
Cash and cash equivalents	$6,092,334	$3,297,648
Accounts receivable - Net	1,914,786	1,424,835
Advance to suppliers	1,341,121	685,551
Inventory	1,022,404	1,197,289
Prepaid expenses and other current assets	189,535	45,656
Total Current Assets	10,560,180	6,650,979

Deposits	1,946,280	-
Property and equipment - Net	10,130,508	10,711,865
Receivable from related party	213,035	773,672
Land use rights - Net	530,364	537,350
Total Assets	$23,380,367	$18,673,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short term loan	$3,803,327	$4,578,409
Accounts payable and accrued liabilities	521,247	410,114
Client's deposits	-	75,176
Taxes payable	17,154	726
Warrants liabilities	1,052,000
Convertible notes payable $4,140,000, net of discount -$2,134,793	2,005,207	-

Total Current Liabilities	7,398,935	5,064,425

Total Liabilities	7,398,935	5,064,425
Stockholder's Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 40,000,000 shares authorized, 15,235,714 and 14,510,214 shares issued and outstanding at March 31, 2010 and September 30, 2009	15,236	14,510
Additional paid-in Capital	8,205,582	7,548,752
Retained earnings	6,240,,212	4,500,532
Accumulated other comprehensive income	1,520,402	1,545,647
Total Stockholder's Equity	15,981,432	13,609,441

Total Liabilities and Stockholder's Equity	$23,380,367	$18,673,866

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	Restated 2010	2009	Restated 2010	2009
Net Sales	$4,628,671	$2,214,940	$9,847,025	$4,540,833
Cost of Sales	3,237,311	1,373,921	6,843,833	2,906,402
Gross Profit	1,391,360	841,019	3,003,192	1,634,431
Selling, General and Administration expenses	557,461	275,526	812,138	758,442
Income from Operations	833,899	565,493	2,191,054	875,989

Other income (expense)
Interest Income	292	-	517	-
Interest Expense	(390,355)	(76,286)	(452,387)	(160,506)
Gain on disposal of fixed assets	496	-	496	16,263
Total other income (expenses)	(389,567)	(76,286)	(451,374)	(144,243)
Income before Income Taxes	444,332	489,207	1,739,680	731,746
Income tax provision	-	-	-	-
Net Income	$444,332	$489,207	$1,739,680	$731,746

Other Comprehensive Income
Foreign Currency Translation Adjustments	(23,939)	14,446	(25,245)	(90,836)
Total Comprehensive Income	$420,393	$503,653	$1,714,435	$640,910

Net Income Per Common Share:
Basic and diluted	$0.03	$0.03	$0.12	$0.05
Weighted-Average Common Shares Outstanding:
Basic	14,897,143	14,510,204	14,701,547	14,510,204
Diluted	15,798,367	14,510,204	15,147,208	14,510,204

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31
	Restated 2010	2009

Cash Flow from Operating Activities:
Net income	$1,739,680	$731,746
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation	569,358	352,070
Amortization	6,217	6,204
Non-cash interest charges	304,950	-
Gain from disposal of fixed assets	(496)	(16,263)
Change in operating assets and liabilities:	-	-
Accounts receivable	(491,997)	(122,271)
Advance to suppliers	(656,586)	3,271,122
Inventory	173,173	(124,682)
Prepaid expenses and other current assets	(143,956)	(337,288)
Accounts payable & accrued liabilities	111,719	(71,094)
Clients' deposits	(75,069)	(93,257)
Taxes payable	16,430	(9,843)
Net cash provided by (used in) operating activities	1,553,423	3,586,444

Cash Flow from Investing Activities:
Addition-property and equipment, land use right	(3,333)	(6,010,706)
Deposits for purchase of equipment	(1,946,280)	-
Proceeds from disposal of fixed assets	496	16,263
Proceeds from related party receivable	559,535	1,066,996
Net cash (used in) provided by investing activities	(1,389,582)	(4,927,447)

Cash Flow from Financing Activities:
Dividend paid	-	(1,070,823)
Repayment of loans	(768,535)	(4,963,547)
Proceeds from loans	3,404,798	6,229,337
Net cash provided by (used) in financing activities	2,636,263	194,967

Effects of Exchange Rates on Cash	(5,418)	(19,995)
Net increase (decrease) in cash and cash equivalents	2,794,686	(1,166,031)

Cash and cash equivalents, beginning of year	3,297,648	2,367,570

Cash and cash equivalents, end of year	$6,092,334	$1,201,539

Supplemental information of cash flows
Cash paid for interest	$85,329	$58,909
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

China SLP Filtration Technology, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Restated)

							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Income	Equity

BALANCE, September 30, 2008	14,510,204	$14,510	-	$-	$7,548,752	$2,054,880	$1,602,725	$11,220,867

Net Income	-	-	-	-	-	2,445,652	-	2,445,652

Currency translation adjustment	-	-	-	-		-	(57,078)	(57,078)

BALANCE, September 30, 2009	14,510,204	$14,510	-	$-	$7,548,752	$4,500,532	$1,545,647	$13,609,441

Shares effectively issued to former shareholders - 2/12/2010	2,600,000	2,600			(2,600)			-

Cancellation of stock in recapitalization	(2,528,000)	(2,528)			2,528			-
								-
Shares issued to placement agents in conjunction with convertible note	653,510	654	-	-	656,902		-	657,556

Net Income - Restated	-	-	-	-	-	1,739,680	(25,245)	1,714,435

Currency translation adjustment	-	-	-	-	-	-	-	-

BALANCE, March 31, 2010 - Restated	15,235,714	$15,236	-	$-	$8,205,582	$6, 240,212	$1,520,402	$15,981,432

The accompanying notes are an integral part of these unaudited consolidated financial statements

China SLP Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

1.	Nature of Business and Organization History:

China SLP Filtration Technology, Inc., formerly known as Perpetual Technologies, Inc. (the “Company” or “we”) was incorporated under the laws of the State of Delaware in March, 2007.  Prior to reverse merger we had no operations or substantial assets.

Hong Hui Holdings Limited (“Hong Hui”) was formed in January, 2010 in the territory of the British Virgin Islands as a holding company by the shareholders of Technic International Inc. (“Technic”). On formation, each shareholder transferred his ownership of Technic to Hong Hui.  As a result of this transaction, Technic became a wholly-foreign owned enterprise under PRC law. This acquisition was accounted for as a transfer of entities under common control.

Technic was incorporated in September 2005 under the laws of Hong Kong as a holding company that owns 100% equity interest of Nanhai Jinlong Nonwoven Co. Ltd. (“Jin Long”) located in Foshan City, Guangdong Province, the People’s Republic of China (“China”). Jin Long was established in 2000 under the laws of China.  In September 2005, Jin Long became a wholly-owned foreign enterprise (“WOFE).  In April 2009, Jin Long changed its name to Foshan S.L.P. Special Materials Co., Ltd (“Foshan SLP”).

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

The accompanying condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the nine months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flow for the six months ended March 31, 2010 and 2009 are unaudited. These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all the disclosures required for annual financial statements under generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended September 30, 2009.

Operating results for the six-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2010 or for any other period.

China SLP Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

3.	Summary of significant accounting policies:

These unaudited consolidated financial statements follow the same accounting policies and methods of application as the Company's most recent annual financial statements.

4.	Accounts receivable:

	March 31,	September 30,
As of	2010	2009
Accounts receivable	$1,951,619	$1,461,721
Less: Allowance for doubtful accounts	(36,833)	(36,886)

Accounts receivable – Net	$1,914,786	$1,424,835

As of March 31, 2010 and September 30, 2009, customer accounts receivable balances exceeding 10% of the total balance are as follows:

	March 31, 2010
Customers:	Amount	Percentage
Wu jiang jingshan	$338,704	17%
Dalian Ji er	440,766	23%
Shang hai run dong	239,591	12%
San Ya	210,877	11%

	September 30,2009
Customers:	Amount	Percentage
Wu jiang jingshan	$434,556	30%
Shen zhen Ya ming water	185,625	13%
Xiantao ruixin	181,260	13%

5.	Advances to suppliers:

As of March 31, 2010 and September 30, 2009, respectively, advances to suppliers consisted of deposits on account with several key raw materials suppliers to secure preferential pricing of raw materials. The deposits also are used to ensure timely delivery of materials purchased.

6.	Inventory:

	March 31,	September 30,
As of	2010	2009
Raw materials	$85,239	$40,126
Work in progress	240,386	50,443
Finished goods	696,779	1,106,720

	$1,022,404	$1,197,289

China SLP Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

7.	Property and equipment:

As of	March 31, 2010
		Accumulated	Net book
	Cost	depreciation	value
Building and plant	$2,958,252	$592,938	$2,365,314
Machinery	11,158,514	3,585,441	$7,573,073
Office equipment and other equipment	770,547	669,760	$100,787
Vehicles	139,553	48,219	$91,334
	$15,026,866	$4,896,358	$10,130,508

As of	September 30, 2009
		Accumulated	Net book
	Cost	Depreciation	value
Building and plant	$2,958,978	$526,654	$2,432,324
Machinery	11,174,517	3,096,112	$8,078,405
Office equipment and other equipment	771,829	668,448	$103,381
Vehicles	139,753	41,998	$97,755
	$15,045,077	$4,333,212	$10,711,865

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

China SLP Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

9.	Land use rights:

	March 31 ,2010	September 30 ,2009
As of	USD	USD
Cost	$621,817	$622,578
Less: accumulated amortization	(91,453)	(85,228)
	$530,364	$537,350

For the three months ended March 31, 2010 and 2009, amortization expense was $3,114 and $3,110, respectively.

For the six months ended March 31, 2010 and 2009, amortization expense was $6,217 and $6,204 respectively.

10.	Accounts Payable and Accrued Liabilities:

The restated accounts payable and accrued liabilities include fees of  $75,000 ($150,000 in total) incurred and payable to each of Primary Capital and Unites Best for their advisory services provided in connection with the convertible note financing which closed on February 12, 2010.

11.	Short-term loans:

The Company has several loans with Agricultural Bank of China, Foshan Branch and these loans are due in September 2010. The interest on the outstanding balance is payable every month at rates ranging from 5.93% to 7.75% per annum.

12.	Convertible note payable:

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

Interest:     10% per annum payable quarterly increasing to 15% if there is a default. $204,464 is being held in escrow from the closing proceeds and was recorded as prepaid expense.

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

Besides the stated interest expense at 10% per annum, interest expenses are recorded to accrete the note to its balance of $4,140,000 due on February 2011.  Accretion on interest expenses amounted to $304,950  and $304,950 for the three months and six months ended March 31, 2010.
Allocation of the proceeds:

After allocating $1,052,000 to the initial fair value of warrants derivative liabilities, and agent fee of $730,187, the remaining proceeds received from the convertible note of $3,409,813 were allocated to placement agent common stock and convertible note payable based on their relative fair value. This results in a debt discount of $2,439,743 from the face amount of the convertible note payable, accordingly, the discount is being amortized over the life of the note to accrete the note to its redemption value.  The proceeds allocation is as follows:

February 12, 2010 convertible note finance
Gross proceeds	$4,140,000
Less cash fee paid to placement agent	730,187
Net proceeds	$3,409,813

Record warrant as derivative liability	$1,052,000
Allocated remaining proceeds to :
Common stock issued to placement agents	657,556
Convertible Note	1,700,257
$3,409,813

13.	Related party transactions:

Amount due from related parties	March 31,	September 30,
	2010	2009
Advance to former shareholders (a)	$212,329	$259,538
Advance to current shareholders (b)	706	1,413
Advance to director (c)	-	73,246
Subtotal	213,035	334,197
Receivable from related companies (d)	-	439,475
	$213,035	$773,672

China SLP Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

(a)	Advance to former shareholders:

The advance to former shareholders includes advances to three of the former shareholders. The advance is non-interest bearing and due on demand.

(b)	Advance to current shareholders:

The advance to current shareholders includes advances to current shareholders. The advance is non-interest bearing and due on demand.

(c)	Receivable from related companies

The receivable from related companies includes Foshan SLP owned its parents company and loans are non-interest bearing and due on demand.

14.	Subsequent events

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

The name change became effective on the filing of a certificate of amendment to our certificate of incorporation with the Secretary of State of Delaware, which occurred on April 22, 2010.

15.	Earnings per Share

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

The number of shares outstanding is used in calculation of basic and diluted earnings per share as below.

	Three Months ended	Three Months ended

	Restated March 31, 2010	March 31, 2009
Numerator for basic and diluted EPS
- Net income from continuing operations	444,332	489,207
Denominator for basic and diluted EPS
Weighted average shares of common stock outstanding shares – basic	14,897,143	14,510,204
Weighted average shares of common stock outstanding shares – diluted	15,798,367	14,510,204
EPS– basic and diluted	0.03	0.03

	Restated Six Months ended March 31, 2010	Six Months ended March 31, 2009
Numerator for basic and diluted EPS
- Net income from continuing operations	1,739,680	731,746
Denominator for basic and diluted EPS
Weighted average shares of common stock outstanding shares – basic	14,701,547	14,510,204
Weighted average shares of common stock outstanding shares – diluted	15,147,208	14,510,204
EPS– basic and diluted	0.12	0.05

China SLP Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

16.	Accounting for Warrants

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

February 2010 Financing Warrants - Valuation Inputs
February 12 and March 31,
Attribute	2010
Stock Price	$2.45
Risk Free Interest Rate	2.25%
Volatility	90.00%
Exercise Price	$2.45
Dividend Yield	0%
Contractual Life (Years)	1

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the six months ended March 31, 2010
(Unaudited - Expressed in US dollars)

17.	Recent accounting pronouncements

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

18.   Restatements of Previously Issued Financial Statements

Subsequent to the issuance of our consolidated financial statements for the three and six months ended March 31, 2010, included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the United States Securities and Exchange Commission on May 24, 2010, as amended on May 26, 2010, and in connection with the SEC’s review of our registration statement on Form S-1 (File No. 333-168028), originally filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010, it was identified that we failed to record a liability of $75,000 owed to each of United Best and Primary Capital (totaling $150,000) for advisory services rendered in connection with our private placement of convertible notes which closed on February 12, 2010.    We have revised the previously issued consolidated financial statements to include the liability in our consolidated balance sheet, consolidated statements of operations, and consolidated statements of cash flows for the periods affected. The following tables highlight changes to specific accounts affected:

	As reported	As restated
	March 31, 2010	March 31, 2010

Accounts payable and accrued liabilities	$371,247	$521,247
Total Current Liabilities	$7,248,935	$7,398,935
Retained earnings	$6,390,212	$6,240,212
Total Stockholders’ equity	$16,131,432	$15,981,432

A restatement of the consolidated statements of operations and comprehensive income affected the three month and six month periods ended March 31, 2010 in general and administrative expenses as follows:

	Three months ended		Six months ended
	March 31, 2010		March 31, 2010
	As reported	As restated	As reported	As restated

Selling, General and Administrative Expenses	$407,461	$557,461	$662,138	$812,138
Income from Operations	$983,899	$833,899	$2,041,054	$2,191,054
Income before Income Taxes	$594,332	$444,332	$1,889,680	$1,739,680
Net Income	$594,332	$444,332	$1,889,680	$1,739,680
Comprehensive income	$570,393	$420,393	$1,864,435	$1,714,435
Earnings per share – basic and diluted	$0.03	$0.02	$0.13	$0.12

Statements of Cash Flows for the six months ended March 31, 2010 are restated under net income and accounts payable and accrued liabilities as follows:

	As reported	As restated
	March 31, 2010	March 31, 2010

Net income	$1,889,680	$1,739,680
Accounts payable and accrued liabilities	$(38,281)	$111,719

 The net cash provided by the operating activities, the net cash used in investing activities, and the net cash provided by financing activities are not affected by the restatements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This report contains some forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements involve risks and uncertainties.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  In some cases they are identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   In particular, these include statements relating to future actions, future performance, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate.  They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our registration statement of Form S-1 (File No. 333-168028), originally filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010 (the “S-1”).  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur and you should not place undue reliance on these forward-looking statements.

Introduction

This section discusses and analyzes the results of operations and financial condition of China SLP Filtration Technology, Inc. (“we,” “us,” or the “Company”) which is the ultimate parent company of Foshan S.L.P. Special Materials Co., Ltd. (“Foshan”), a China-based operating company located in Foshan, Guangdong Province in the People’s Republic of China.   On February 12, 2010, we acquired control of Foshan in a share exchange transaction which closed on that date. In the share exchange or “reverse merger” we acquired control of Hong Hui Holdings Limited (“Hong Hui”), a British Virgin Islands company and the owner of all of the stock of Technic International Limited (“Technic”), a Hong Kong holding company which in turn is the owner of all of the equity of Foshan, by issuing to the Hong Hui stockholders an aggregate of 14,510,204 shares of our common stock in exchange for all of the outstanding capital stock of Hong Hui.  The transaction is accounted for as a reverse acquisition, except that no goodwill or other intangible has been recorded.  The recapitalization is considered to be a capital transaction in substance, rather than a business combination.

On March 24, 2010 the Company effected a 1 for 5 reverse stock split of its outstanding common stock. The effect of the reverse split is retrospectively showed in all periods presented.

Overview

This section discusses and analyses our results of operations and financial condition, including the results and condition of our operating company, Foshan, which have been consolidated with our own results for all periods presented. This discussion is intended to help you understand our financial results and the current facts and trends that may cause them to change, so that you may make informed judgments about our likely financial results in the future and, insofar as those results may affect our stock price and informed investment decisions.

General

We are a PRC based manufacturer of nonwoven fabrics. We currently manufacture two types of PET nonwoven fabrics which are used in a wide range of products, including filtration products, road construction materials, home furnishings, automobile interior insulation and industrial packaging.

Our current PET products are sold primarily to PRC-based manufacturers which use our products as raw material components for end-products they sell to their customers. We recently developed a manufacturing process to manufacture polyphenylene-sulfide fiber, or PPS nonwoven fabric, which is the key product line around which our long-term growth strategy is centered.

Based on lab tests which we conducted internally we believe that our PPS nonwoven fabric is superior to other currently available high temperature filtration material because it is lighter, thicker, stronger, has higher air permeability and filtration efficiency and  significantly cheaper to produce.  Due to the superior characteristics of our PPS product coupled with the demand created by these new regulations, we believe that our PPS material will become a market leader for high temperature filtration applications. We expect to sell our PPS nonwoven products to operators of coal fired power plants, garbage incinerators and other heavy industrial plants.

We intend to continue to manufacture PET nonwovens but we expect that the sales of our PPS nonwoven fabrics will ultimately eclipse the sales of our existing PET nonwoven products and become our main product offering.

Our manufacturing facility, which is located in Foshan City, Guangdong Province, PRC, currently has three production lines for PET nonwovens with annual product capacity of 8,000 tons. We plan to begin commercial production of our PPS nonwoven fabric in the latter part of 2010 with the addition of three high tech production lines with annual production capacity of 3,600 tons, which will bring our total overall production capacity to 11,600 tons per year.

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

	Three months ended March 31
	2010 (unaudited)		2009 (unaudited)
	Amount	%	Amount	%
Sales	$4,628,671	100%	2,214,940	100%
Cost of Sales	3,237,311	70%	1,373,921	62%
Gross Profit	1,391,360	30%	841,019	38%
SG&A expense	557,461	12%	275,526	12%
Operating Income	833,899	18%	565,493	26%
Interest Income	292	0%	-	0%
Interest Expenses	(390,355)	8%	(76,286)	3%
Gain on disposal of fixed assets	496	0%	0	0%
Net Income before taxes	444,332	10%	489,207	22%
Net Income	444,332	10%	489,207	22%

Net Sales

Net sales revenue consisted of sales of needle punched non woven fabric and thermal calendared products.  Our net sales for three month period ended March 31, 2010 were $4,628,671, an increase of $2,413,731, or 109%, from $2,214,940 for the same period of prior year. The increase in net sales was largely attributable to higher sales volume after a new production line used to manufacture needle-punched nonwoven fabric was installed in February 2009.  Sales of needle-punched products for the three month period ended March31, 2010 were $1,942,811 compared to $220,718 for the same period of the prior year.  In addition, sales of thermal calendared materials for the three month period ended March 31, 2010 $2,308,801, as increase of $569,189 compared to $1,739,612 for the same period of the prior year.

Cost of Sales

Cost of sales principally consists of the cost of raw materials, labor, and manufacturing overhead expenses.

Our cost of goods sold for the three month period ended March 31, 2010 was $3,237,311, an increase of $1,863,390, or 136%, from $1,373,921 for the same period in 2009.  The primary reason for the increase in cost of sales was an increase in our raw materials costs, which we believe was in line with our increased sales volume.  98.7% of our raw material costs consist of polyester, the cost of which increased with the price of oil.

Our raw material cost as a percentage of net sales increased to 52% of the sales for the three month period ended March 31, 2010, compared to 41% of sales for the same period of the prior year, reflecting a mix of more expensive raw materials associated with 2010 sales.

Labor cost accounted for 1% of net sales for the three month period ended March 31, 2010 compared to 2% for the same period of year 2009.  Beginning in February 2009, we hired 17 additional employees to work the new production line. Labor costs also increased due to increased demand for labor.

Overhead expenses were 11% of net sales for the three month period ended March 31, 2010, compared to 19% of net sales for 2009 due to the increase of manufacturing capacity of the Company with the addition of the new production line in February 2009.

Gross Profit

Our gross profit for the three month period ended March 31, 2010 was $1,391,360, an increase of $550,341, or 65%, from $841,019 for the same period in the prior year.   As a percentage of net sales, gross profit was 30% for the three month period ended March 31, 2010, compared to 38% for the same period last year. This was primarily due to increase of purchase price of the raw materials associated with 2010 sales, which price increase was caused by  fluctuations in the price of oil.

Selling, Marketing and Administrative Expenses

Selling expenses include salaries, advertising expenses, cost of manufacturing, rent, and all expenses directly related to producing and selling product.  General expenses include general operating expenses that are directly related to the general operation of the company but excluding selling and administrative expenses.  Administrative expense includes executive salaries and other expenses related to the overall administration of the company.

Selling, general and administrative expenses for the three month period ended March 31, 2010 were $557,461, an increase of $281,935 compared to $275,526 for the same period in 2009.  The increase was primarily due to increase of $25,524 in export delivery expenses, $150,000 fees incurred in connection with the Company’s convertible note financing closed in February, and $ 83,286 additional professional expenses related to the Company’s proposed equity financing.

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

Income Tax

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. Since the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2010 and September 30, 2009.

BVI

Hong Hui is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Foshan SLP. For 2008 and 2009 Foshan SLP enjoys tax free holidays. From January 2010 onwards, Foshan SLP is taxed at 25% of net income except for the 2010, 2011 and 2012 in which we receive a 50% discount on income tax.

The current year tax provision was $6,328 and $[6,328] for the three and six months ended March 31, 2010, respectively. The company has recorded zero deferred tax assets or liabilities as of March 31, 2010 and September 30, 2009, net of tax allowance, because all other significant difference in tax basis and financial statement amounts are permanent differences.

Net Income

Net income for the three months ended March 31, 2010 decreased by $44,875, from net income of $489,207 for the three month period ended March 31, 2009 to net income of $444,332.  The decrease was largely due to $150,000 fees incurred for the convertible note financing closed in February 12, 2010 offset by an increase in net sales generated from new needle-punch products.

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

	Six Months ended March 31
	2010 (unaudited)		2009 (unaudited)
	Amount	%	Amount	%
Sales	$9,847,025	100%	4,540,833	100%
Cost of Sales	6,843,833	70%	2,906,402	64%
Gross Profit	3,003,192	30%	1,634,431	36%
SG&A expense	812,138	8%	758,442	17%
Operating Income	2,191,054	22%	875,989	19%
Interest income	517	0%	-	0%
Interest Expenses	(452,387)	5%	(160,506)	4%
Gain on disposal of fixed assets	496	0%	16,263	0%
Net Income before taxes	1,739,680	18%	731,746	16%
Net Income	1,739,680	18%	731,746	16%

Net Sales

Net sales for the six month period ended March 31, 2010 were $9.85 million, an increase of $5.30 million or 116%, from $4.55 million for the same period of prior year.  In February 2009, we installed a new production line to manufacture needle punched non woven fabric.  Sales of needle-punched products for the six month period ended March 31, 2010 were $4,300,022 compared to $220,718 for the same period of the prior year.  In addition, sales of thermal calendared materials for the six month period ended March 31, 2010 were $ 5,559,365, as increase of $ 1,228,361 compared to $ 4,331,204 for the same period of the prior year.

Cost of Sales

Cost of sales for the six month period ended March 31, 2010 was $6,843,833, an increase of  $3,937,431, or 135%, from $2,906,402 for the same period of the prior year.  As a percentage of net sales, cost of goods sold was 70% for the six month period ended March 31, 2001 compared to 64 % for the same period in 2009.

Raw material costs increased to 56% of the sales for the six month period ended March 31, 2010, compared to 40% of sales for the same period in 2009, reflecting a mix of more expensive raw materials associated with 2010 sales.  98.7% of our raw materials consist of polyester the price of which fluctuates with the price of oil.

Labor expenses were 6% of sales for the six month period ended March 31, 2010 compared to 2% for the same period in 2009.  Beginning in February 2009, we hired 17 additional employees to work the new production line. Labor costs also increased due to increased demand for labor.

Overhead expenses were 12% of net sales for the six month period ended March 31, 2010, compared to 19% of net sales for the same period last year due to the increase of manufacturing capacity of the Company.

Gross Profit

Gross profit for the six month period ended March 31, 2010 was $3,003,192, an increase of $1,368,761, or 83%, from $1,634,431 for the same period of the prior year.  As a percentage of net sales, gross profit was 30% for the six month period ended March 31, 2010, compared to 36% for the same period last year.  This decrease was primarily due to the increase in the purchase price of the raw materials associated with 2010 sales. This was primarily due to increase of purchase of price of the raw materials associated with 2010 sales, which price increase was caused by fluctuations in the price of oil.

SG&A Expenses

Selling, general and administrative expenses for the six month period ended March 31, 2010 were $812,138, an increase of $53,696, or 7% compared to $758,442 for the same period of the prior year.   This is mainly due to a $150,000 liability incurred in connection with our convertible note financing offset by a $77,327 decrease in office expenses compared to the same period 2009.

Other Expenses

Interest expense for the six month period ended March 31, 2010 was $452,387 compared to $160,506 for the same period of the prior year.  Interest expense as a percentage of net sales increased to 5% for the six month period ended March 31, 2010 from 4% for the same period of the prior year.   The cause for the increase in interest expense for the six month period  was principally due to record $4,140,000 of convertible notes. We accreted non-cash related interest expense, in the amount of $304,950. Excluding accretion on non-cash interest expense, interest expense for this six month period remained the same as last year, and, as a percentage of net sales, decreased to 1% from 4%.

Net Income

Net income for the six months ended March 31, 2010 was $1,739,680, an increase of $1,007,934, or 138%, from net income of $731,746 for the same period in the prior year.  The increase was mainly due to the increase in sales generated from new needle-punch products.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	Six Months Ended March 31,
	2010	2009
	(Consolidated, unaudited)	(Consolidated, unaudited)
Net cash provided by operating activities	$1,553,423	$3,586,444
Net cash (used in) investing activities	$(1,389,582)	$(4,927,447)
Net cash provided by financing activities	$2,636,263	$194,967
Net cash inflow (outflow)	$2,794,686	$(1,166,031)

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

On February 12, 2010, we completed a financing transaction in which we raised gross proceeds of $4,140,000 through a private placement of convertible notes and warrants to certain accredited investors.

Operating Activities

Net cash provide by operating activities for the six months ended March 31, 2010 was approximately $1.55 million, compared to a cash flow of $3.59 million for the same period of the prior year.  The decrease was due primarily to increase in Non-cash interest charges, decrease in advance to suppliers.

Investing Activities

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

We are satisfied this cash expenditure with cash reserves and cash generated from 2009 and 2010 operations.

 Financing Activities

Net cash provided by financing activities for the six month period ended March 31, 2010 was approximately $2.64 million, compared to $0.19 million for the same period of the prior year. The increase was the result of cash received from the sale of the convertible notes.

Loans and Credit Facilities

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that is required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jie Li, our chief executive officer and Mr. Eric Gan, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls as of March 31, 2010.  Based on that evaluation, Mr. Lie and Mr. Gan concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures and internal controls was completed, our disclosure controls and procedures and internal controls were not effective in that certain “material weaknesses” existed related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit function.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As more fully disclosed in a Current Report on Form 8-K filed on November 18, 2010, subsequent to the issuance of our consolidated financial statements for the three and six months ended March 31, 2010, included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the United States Securities and Exchange Commission on May 24, 2010, as amended on May 26, 2010, and in connection with the SEC’s review of our registration statement on Form S-1 (File No. 333-168028), originally filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010, it was identified that we failed to record a liability of $75,000 owed to each of United Best and Primary Capital (totaling $150,000) for advisory services rendered in connection with our private placement of convertible notes which closed on February 12, 2010..  This liability should have been reflected in (i) our unaudited interimfinancial statements for the three month and nine month periods ended June 30, 2010 and (ii) our unaudited interim financial statements for the three month and six month periods ended March 31, 2010.

Our chief executive officer and chief financial officer and our Audit Committee determined, after discussions with Child, Van Wagoner & Bradshaw, PLLC, our independent registered public accounting firm, that (i) our unaudited interim financial statements for the three month and nine month periods ended June 30, 2010 and 2009, as set forth in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010, and (ii) our unaudited interim financial statements for the three month and six month periods ended March 31, 2010 and 2009, as set forth in the Quarterly Report on Form 10-Q filed on May 24, 2010, as amended on May 26, 2010 should be restated and should not be relied on.

Changes in Internal Control over Financial Reporting.

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

In order to correct the foregoing significant deficiencies, we are taking or have taken the following remediation measures:

•	In August 2010, we hired Eric Gan as our new chief financial officer;

•	We are arranging necessary training for our accounting department staff;

•	We plan to engage external professional accounting or consultancy firms to assist us in the preparation of the U.S. GAAP accounts; and

•
We have allocated financial and human resources to strengthen the internal control structure and we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, there is no guarantee that these improvements will be adequate or successful or that such improvements will be carried out on a timely basis.

Other than described above, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

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

Dated: November 24, 2010

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