Form 10-Q/A
period 2010-06-30
CHINA SLP FILTRATION TECHNOLOGY, INC.
filed 2010-11-24
CIK 1423023

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

Quarterly Report on FORM 10-Q/A

Three Months and Nine Months Ended June 30, 2010

Table of Contents

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	20
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4.	CONTROLS AND PROCEDURES.	29

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
ITEM 6.	EXHIBITS.	30

EXPLANATORY NOTE

China SLP Filtration Technology, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its consolidated financial statements for the three and nine months ended June 30, 2010. Subsequent to the issuance of the Company’s consolidated unaudited interim financial statements for the three and nine months ended June 30, 2010, included in its Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on August 16, 2010 (the “Original Form 10-Q”), and in connection with the SEC’s review of our registration statement on Form S-1 (File No. 333-168028), originally filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010, it was identified that (i) the Company failed to record a liability of $75,000 owed to each of United Best and Primary Capital (totaling $150,000) for advisory services rendered in connection with our private placement of convertible notes which closed on February 12, 2010, and (ii) the Company failed to record a grant of 30,000 shares of common stock in June 2010 to a director of the Company. Accordingly, the Company is restating its unaudited interim financial statements for the three and nine month periods ended June 30, 2010 and 2009, as set forth in the Original Form 10-Q.

See Item 1 of Part I, “Financial Statements — Note 20 — Restatements of Previously Issued Financial Statements” for a detailed discussion of the effects of the restatement of our interim financial statements for the three and nine months ended June 30, 2010.

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

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2 and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q for the fiscal quarter ended June 30, 2010.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China SLP Filtration Technology, Inc.
Condensed Consolidated Financial Statements
Three and Nine Months ended June 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	Restated
	June 30,	September 30,
	2010	2009
	(Unaudited)

Current Assets
Cash and cash equivalents	$6,333,417	$3,297,648
Accounts receivable - Net	2,258,662	1,424,835
Advance to suppliers	453,174	685,551
Inventory	1,490,078	1,197,289
Prepaid expenses and other current assets	279,595	45,656
Total Current Assets	10,814,926	6,650,979

Deposits	2,193,202	0
Property and equipment - Net	11,032,609	10,711,865
Receivable from related party	1,111	773,672
Land use rights - Net	531,506	537,350
Total Assets	$24,573,354	$18,673,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short term loan	$3,833,994	$4,578,409
Accounts payable and accrued liabilities	846,703	410,114
Client's deposits	-	75,176.00
Taxes payable	9,378	726
Warrants liabilities	690,000	-
Convertible notes payable $4,140,000, net of discount	2,615,107	-

Total Current Liabilities	7,995,182	5,064,425

Total Liabilities	7,995,182	5,064,425
Stockholders' Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 15,265,714 and 14,510,204 shares issued and outstanding at June 30, 2010 and September 30, 2009	15,266	14,510
Additional paid-in capital	8,210,552	7,548,752
Retained earnings	6,669,980	4,500,532
Accumulated other comprehensive income	1,682,374	1,545,647
Total Stockholders' Equity	16,578,172	13,609,441

Total Liabilities and Stockholders' Equity	$24,573,354	$18,673,866

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	Restated 2010	2009	Restated 2010	2009
Net Sales	$5,072,791	$2,482,212	$14,919,816	$7,023,045
Cost of Sales	3,537,571	1,779,328	10,381,404	4,685,730
Gross Profit	1,535,220	702,884	4,538,412	2,337,315

Selling, General and Administrative Expenses	706,436	266,101	1,518,574	1,024,543
Income from Operations	828,784	436,783	3,019,838	1,312,772

Other Income (expense)
Interest Income	10,106	2,104	10,623	2,104
Interest Expense	(764,794)	(65,162)	(1,216,685)	(225,668)
Loss on disposal of fixed assets	-	(16,263)	-	-
Changes in Fair Value of Warrants	362,000	-	362,000	-
Total Other Income (expenses)	(392,688)	(79,321)	(844,062)	(223,564)
Income before Income Taxes	436,096	357,462	2,175,776	1,089,208
Income Tax Provision	6,328	-	6,328	-
Net Income	$429,768	$357,462	$2,169,448	$1,089,208

Other Comprehensive Income
Foreign Currency Translation Adjustments	161,972	24,560	136,727	(66,276)
Total Comprehensive Income	$591,740	$382,022	$2,306,175	$1,022,932

Net Income Per Common Shares:
Basic and Diluted	$0.03	$0.02	$0.15	$0.08
Weighted-Average Common Shares Outstanding:
Basic	15,245,604	14,510,204	14,879,603	14,510,204
Diluted	17,217,033	14,510,204	15,886,667	14,510,204

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30
	Restated 2010	2009

Cash Flow from Operating Activities:
Net income	$2,169,448	$1,089,208
Adjustments to reconcile net income to net cash
flow provided by (used in) operating activities:
Stock compensation	$5,000	-
Depreciation	864,016	632,799
Amortization	9,339	9,342
Changes in fair value of warrants	(362,000)	-
Non-cash interest charges	914,850
Change in operating assets and liabilities:
Accounts receivable	(832,721)	(561,041)
Allowance for doubtful accounts	13,743
Advance to suppliers	235,358	(34,311)
Inventory	(282,992)	(525,210)
Prepaid expenses and other current assets	(232,102)	(131,539)
Accounts payable & accrued liabilities	432,009	(610,775)
Clients' deposits	(75,176)	(93,457)
Taxes payable	1,357	(8,949)
Net cash provided by (used in) operating activities	2,860,129	(233,933)

Cash Flow from Investing Activities:
Addition-property, equipment, and land use rights	(1,105,084)	(844,747)
Deposits for purchase of equipment	(2,178,792)	-
Proceeds from related party receivable	772,573	735,878
Net cash (used in) provided by investing activities	(2,511,303)	(108,869)

Cash Flow from Financing Activities:
Repayment of loans	(769,631)	(5,172,817)
Proceeds from loans	-	4,974,197
Proceeds from notes issued	3,404,798	-
Net cash provided by (used) in financing activities	2,635,167	(198,620)

Effects of Exchange Rates on Cash	51,776	(14,504)
Net increase (decrease) in cash and cash equivalents	3,035,769	(555,926)

Cash and cash equivalents, beginning of year	3,297,648	2,367,570

Cash and cash equivalents, end of year	$6,333,417	$1,811,644

Supplemental information of cash flows
Cash paid for interest	$298,270	$216,705
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Restated)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Income	Equity

BALANCE, September 30, 2008	14,510,204	$14,510	$7,548,752	$2,054,880	$1,602,725	$11,220,867

Net Income	-	-	-	2,445,652	-	2,445,652

Currency translation adjustment	-	-		-	(57,078)	(57,078)

BALANCE, September 30, 2009	14,510,204	$14,510	$7,548,752	$4,500,532	$1,545,647	$13,609,441

Shares effectively issued to former shareholders – 2/12/2010	2,600,000	2,600	(2,600)			-

Cancellation of stock in recapitalization	(2,528,000)	(2,528)	2,528			-

Shares issued to placement agents in conjunction with convertible note	653,510	654	656,902		-	657,556
Restricted shares issued – Restated	3,000	30	4,970			5,000
Net Income – Restated	-	-	-	2,169,448		2,169,448

Currency translation adjustment	-	-	-	-	136,727	136,727

BALANCE, June 30, 2010 - UNAUDITED Restated	15,265,714	$15,266	$8,210,552	$6,669,980	$1,682,374	$16,578,172

See accompanying notes to financial statements

China Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the nine months ended June 30, 2010
(Unaudited - Expressed in US dollars)

1.      Nature of Business and Organization History:

China SLP Filtration Technology, Inc., formerly named Perpetual Technologies, Inc. (the “Company”, or “we”) was incorporated under the laws of the State of Delaware in March 2007. Prior to a reverse merger completed on February 12, 2010, we had no operations or substantial assets.

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

2.      Basis of Presentation and Principles of Consolidation:

The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the nine months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flow for the nine months ended June 30, 2010 and 2009 are unaudited. These unaudited interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all the disclosures as required for annual financial statements under generally accepted accounting principles. However, these interim consolidated financial statements follow the same accounting policies and methods of application as the Company’s most recent annual financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended September 30, 2009.

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

10.   Accounts Payable and Accrued liabilities:

The restated accounts payable and accrued liabilities include fees of $75,000 ($150,000 in total) incurred and payable to each of Primary Capital and Unites Best for their advisory service provided in connection with the convertible note financing which closed on February 12, 2010.

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

13.   Receivable from Related Party:

As of June 30, 2010, receivable from related party in the amount of $1,111 was an advance to shareholders for travel related expenses occurring in normal course of business.

14.   Subsequent Events
.
On July 26, 2010, the Company repaid outstanding term loan in amount of $2,927,961 (20,000,000 in RMB) to Agricultural Bank of China, Foshan Branch. On July 27, 2010, the Company entered into an agreement with the same branch office to borrow $2,927,961 (20,000,000 in RMB) with a term of 5 months. Interest on the new loan is payable on monthly basis at rates ranging from 5.85% to 7.75% per annum.

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

	For the three months ended
	June 30, 2010		June 30, 2009
Net Income
(numerator for basic income per share)	$429,768		$357,462
Plus interest on convertible note	697,811		-
Net Income - assumed conversions
(numerator for diluted income per share)	$1,127,579		$357,462

Weighted average common shares
(denominator for basic income per share)	15,245,604		14,510,204

Effect of Dilutive Securities:
Warrants - treasury stock method	-		-
Convertible note as if-converted method	1,971,429		-
Weighted average common shares
(denominator for diluted income per share)	17,217,033		14,510,204

Basic net income per share	$0.03		$0.02
Diluted net income per share	$0.07	Antidilutive	$0.02

	For the nine months ended
	June 30, 2010		June 30, 2009
Net Income
(numerator for basic income per share)	$2,169,448		$1,089,208
Plus interest on convertible note	1,114,535		-
Net Income - assumed conversions
(numerator for diluted income per share)	$3,283,983		$1,089,208

Weighted average common shares
(denominator for basic income per share)	14,879,603		14,510,204

Effect of Dilutive Securities:
Warrants - treasury stock method	-		-
Convertible note as if-converted method	1,007,064		-
Weighted average common shares
(denominator for diluted income per share)	15,886,667		14,510,204

Basic net income per share	$0.15		$0.08
Diluted net income per share	$0.21	Antidilutive	$0.08

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

As a result of adopting accounting treatment of ASC Topic 815-40, warrants are recorded as derivative liabilities and valued at $1,052,000 based on 1,218,857 shares using the Black-Scholes pricing model on the date of issuance and as of March 31, 2010. Because there was no trade market for the Company’s stock, management used substitute volatility in the initial and subsequent measuring of the fair market value of the warrants issued. Management re-measured the fair market value based on the adjusted volatility of publicly traded stock of a company with similar business and the remaining term of the warrants. As of June 30, 2010, these warrants were valued at$690,000. The valuation inputs are provided in the table as follows.

	At date of issuance	As of
Attribute	February 12, 2010	June 30, 2010

Warrants outstanding	1,218,857 (*)	1,218,857 (*)
Exercise Price	$2.45	$2.45
Risk Free Interest Rate	2.25%	0.32%
Volatility	90%	70%
Dividend Yield	0%	0%
Contractual Life (years)	1	0.7

(*) Warrants outstanding is based on 8% of the total outstanding common shares

17.      Income Taxes

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

We follow the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes . We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended June 30, 2010. Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns. In addition, we have timely filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

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

All of the Company’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 12.5% (50% discount of 25%) to income before income taxes for the three and nine months ended June 30, 2010 for the followings reasons:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Income before income taxes	$436,096	$357,462	$2,175,776	$1,089,208

Computed “expected” income tax expense at 12.5% and zero in 2010 and 2009	$142,363	$-	$411,914	$-
Tax effect of net taxable permanent differences	(89,124)	-	(120,567)	-

Effect of cumulative tax losses	(46,911)	-	(285,019)	-

	$6,328	$-	$6,328	$-

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the nine months ended June 30, 2010 and 2009.

18.   Accounting for stock-based compensation

The Company accounts for stock-based compensation under ASC 718 - Stock Compensation which establishes standards for the accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. In May 2010, pursuant to the company’s 2010 stock incentive plan, 30,000 shares of restricted common stock were granted to an independent director with a vesting period of three years. Vested portion is recognized in the restated financial statements.

19.   Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at January 1, 2010, except for the Level 3 reconciliation disclosures on the roll-forward activities, which it will adopt at the beginning of January 1, 2011. Adoption did not have a material impact on our consolidated financial statements.

Receivables

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of A Pool That Is Accounted for as a Single Asset . ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for the first interim and annual period ending on or after July 15, 2010. Early adoption is permitted. The Company adopted this guidance without a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

20.    Restatements of Previously Issued Financial Statements

Subsequent to the issuance of our consolidated financial statements for the three and nine months ended June 30, 2010, included in our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the United States Securities and Exchange Commission on August 16, 2010, and in connection with the SEC’s review of our registration statement on Form S-1 (File No. 333-168028), originally filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010, it was identified that (i) we failed to record a liability of $75,000 owed to each of United Best and Primary Capital (totaling $150,000) for advisory services rendered in connection with our private placement of convertible notes which closed on February 12, 2010, and (ii) we failed to record a grant of 30,000 shares of common stock in June 2010 to a director of the Company.

Accordingly, we have revised the previously issued consolidated financial statements to include the unpaid $150,000 advisory service fees and $5,000 as stock-based compensation expense in our consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders’ equity and consolidated statements of cash flows for the periods affected. The following tables highlight changes to specific accounts affected:

	As reported	As restated
	June 30, 2010	June 30, 2010

Accounts payable and accrued liabilities	$696,703	$846,703
Total Current Liabilities	$7,845,182	$7,995,182
Common stock, $0.001 par value	$15,236	$15,266
Additional paid-in capital	$8,205,582	$8,210,552
Retained earnings	$6,824,980	$6,669,980
Total Stockholders’ equity	$16,728,172	$16,578,172
A restatement of the consolidated statements of operations and comprehensive income affected the three month and nine month periods ended June 30, 2010 in general and administrative expenses as follows:

	Three months ended		Nine months ended
	30-Jun-10		30-Jun-10
	As reported	As restated	As reported	As restated
Selling, General and Administrative Expenses	$701,436	$706,436	$1,363,574	$1,518,574
Income from Operations	$833,784	$828,784	$3,174,838	$3,019,838
Income before Income Taxes	$441,096	$436,096	$2,330,776	$2,175,776
Net Income	$434,768	$429,768	$2,324,448	$2,169,448
Earings per share – basic and diluted	$0.03	$0.03	$0.15	$0.15
Weighted-average Common Stock Shares Outstanding
Basic	15,235,714	15,245,604	14,879,603	14,879,603
Diluted	16,925,510	17,217,033	15,739,975	15,886,667

Statements of Cash Flows for the nine months ended June 30, 2010 are restated under net income and accounts payable and accrued liabilities as follows:

	As reported	As restated
	June 30, 2010	June 30, 2010

Net income	$2,324,448	$2,169,448
Stock based Compensation	$0	$5,000
Accounts payable and accrued liabilities	$282,009	$432,009
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

	Three Months Ended June 30
	2010 (unaudited)		2009 (unaudited)
	Amount	%	Amount	%
Net sales	$5,072,791	100%	$2,482,212	100%
Cost of sales	3,537,571	70%	1,779,328	72%
Gross profit	1,535,220	30%	702,884	28%
Selling, general and administrative expense	706,436	14%	266,101	11%
Operating income	828,784	16%	436,783	18%
Interest income	10,106	0.2%	2,104	0%
Interest expense	(764,794)	15%	(65,162)	3%
Loss on disposition of fixed assets	-		(16,263)	1%
Changes in fair value of warrants	362,000	7%	-	0%
Net income before taxes	436,096	9%	357,462	14%
Income tax provision	6,328	0%	-	0%
Net income	$429,768	8%	$357,462	14%

Net sales

Net sales consisted of sales of needle punched PET nonwoven fabric and thermal calendared products. Our net sales for the three month period ended June 30, 2010 were $5,072,791, an increase of $2,590,579, or 104%, from $2,482,212 for the same period of the prior year. The increase in net sales was largely attributable to higher sales volume after a new production line used to manufacture needle-punched nonwoven fabric was installed in February 2009. Sales of needle-punched PET products for the three month period ended June 30, 2010 were $2,054,318, an increase of $1,535,566, or 296%, over the prior year. In addition, sales of thermal calendared PET materials for the three month period ended June 30, 2010 were $3,018,473, an increase of $1,062,855, or 59%, from $1,955,618 for the same period of the prior year.

Cost of Sales

Cost of sales principally consists of the cost of raw materials, labor and manufacturing overhead expenses.

Our cost of sales for the three month period ended June 30, 2010 was $3,537,571, an increase of $1,758,243, or 99%, from $1,779,328 for the same period in the prior year. The primary reason for the increase in cost of sales was an increase in our raw materials costs, which we believe was in line with our increased sales volume. 98.7% of our raw material costs consist of polyester, the cost of which increased with the price of oil.

Our raw material cost as a percentage of net sales increased to 56% for the three month period ended June 30, 2010, compared to 51% for the same period of the prior year, due to the raw materials associated with 2010 sales being more expensive than in the prior year. As a component of the cost of sales, raw material expense increased to $2,833,820 for the three months ended June 30, 2010 from $1,261,928 for the same period in the prior year. The $1,571,892 increase was due to higher pricing and increases in raw material usage. The change in material pricing contributed approximately 22% and the higher volume contributed approximately 78% of the total increase in raw material cost.

Labor cost accounted for 1% of net sales for the three month period ended June 30, 2010, the same level for the same period of the prior year.

Overhead expenses were 13% of net sales for the three month period ended June 30, 2010, compared to 18% of net sales for the same period of the prior year due to greater capacity utilization rates with the addition of our new production line in February 2009.

Gross Profit

Our gross profit for the three month period ended June 30, 2010 was $1,535,220, an increase of $832,336, or 118%, from $702,884 for the same period in the prior year. The increase in gross profit resulted primarily from the increase in our net sales. As a percentage of net sales, gross profit was 30% for the three month period ended June 30, 2010, compared to 28% for the same period last year. The improved gross profit margin was primarily attributed to lowered overhead cost as a percentage of the net sales.

Selling, General and Administrative Expenses

Selling expenses include salaries, advertising expenses, rent, cost of manufacturing and all expenses directly related to producing and selling our products. General expenses include general operating expenses that are directly related to the general operation of the company, but excluding selling and administrative expenses. Administrative expenses include executive salaries and other expenses related to the overall administration of the company.

Selling, general and administrative expenses for the three month period ended June 30, 2010 were $706,436, an increase of $440,335, or 166%, compared to $266,101 for the same period in the prior year. The increase was primarily due to increase of $47,219 in delivery charges related to overseas sales and $309,040 in legal fees related to the financing transaction which closed in February 2010.

Other Income and Expenses

Interest expense for the three month period ended June 30, 2010 was $764,791, compared to $65,162 for the same period in the prior year. Interest expense as a percentage of sales increased to 15% for the three month period ended June 30, 2010 from 3% for the same period of the prior. The increase in interest expense was mainly attributed to our adoption of derivative accounting rules under ASC 815-40 to record $4,140,000 of convertible loan notes. These accounting rules require us to accrete interest expense, in an amount of $609,900 quarterly, based on the term of the notes and note discount. Excluding the derivative-accounting-driven interest expense, our interest expense for this three month period remained the same level as for the same period of last year. The accreted interest expense was partially offset by the fair value change of the warrants after re-measurement at this reporting period.

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

The current year tax provision was $6,328 and $6,328 for the three and nine months ended June 30, 2010, respectively. The company has recorded zero deferred tax assets or liabilities as of June 30, 2010 and September 30, 2009, net of tax allowance, because all other significant difference in tax basis and financial statement amounts are permanent differences.

Net Income

Net income for the three months ended June 30, 2010 was $429,768, an increase of $72,306, or 20%, from net income of $357,462 for the same period in the prior year. Excluding accretion of interest expense discussed above and the gains on change in warrant value, net income rose to $522,668, an increase of $165,206, or 46%, over the same period of the prior year. The increase was largely due to an increase in sales of our new needle-punched products.

Comparison of Nine Months Ended June 30, 2010 and June 30, 2009

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See our financial statements and the related notes thereto and other financial information included elsewhere in this report.

	Nine Months Ended June 30
	2010 (unaudited0)		2009 (unaudited)
	Amount	%	Amount	%
Net sales	$14,919,816	100%	$7,023,045	100%
Cost of sales	10,381,404	70%	4,685,730	67%
Gross profit	4,538,412	30%	2,337,315	33%
SG&A expense	1,518,,574	10%	1,024,543	15%
Operating income	3,019,838	20%	1,312,772	19%

Interest income	10,623	0%	2,104	0%

Interest expense	(1,216,685)	8%	(225,668)	3%
Changes in Fair value of warrants	362,000	2%	-	0%
Net income before taxes	2,175,776	15%	1,089,208	16%
Income tax provision	6,328	0%	-	0%
Net income	$2,169,448	15%	$1,089,208	16%

Net Sales

Net sales for the nine month period ended June 30, 2010 were $14,919,816, an increase of $7,896,771, or 112%, from $7,023,045 for the same period of the prior year. The increase is mainly attributable to sales of needle punched nonwoven fabric products which were launched during the second quarter of 2010. Sales of needle-punched products for the nine month period ended June 30, 2010 were $6,342,001 compared to $739,097 for the same period of the prior year. In addition, sales of thermal calendared materials for the nine month period ended June 30, 2010 were $8,577,815, an increase of $2,293,867 compared to $6,283,948 for the same period of the prior year.

During the nine month period ended June 30, 2010, approximately 75% and 25% of our sales revenues were generated from sales made in the PRC and internationally, respectively, compared to approximately 83% and 17%, respectively, for the same period in prior year.

Cost of Sales

Cost of sales for the nine month period ended June 30, 2010 was $10,381,404, an increase of $5,695,674, or 122%, from $4,685,730 for the same period of the prior year. As a percentage of net sales cost of sales was 70% for the nine month period ended June 30, 2010 compared to 67% for the same period in prior year.

Raw material costs increased to 55% of net sales for the nine month period ended June 30, 2010, compared to 44% of net sales for the same period in the prior year, reflecting a mix of more expensive raw materials associated with 2010 sales. Approximately 98% of our raw materials consist of polyester, the price of which fluctuates with the price of oil.

As a component of the cost of sales, raw material expense increased to $8,201,053 for the nine months ended June 30, 2010, from $3,090,140 for the same period of prior year. The increase of $5,115,749 was caused by an increase in material purchase price and higher volume of material usage due to an increase in production output. The rise in material purchase price and volume accounted for approximately 29% and approximately 71% of the total raw material cost increase, respectively.

Labor cost was 1% of sales for the nine month period ended June 30, 2010 compared to 2% for the same period in the prior year.

Overhead expenses were 13% of net sales for the nine month period ended June 30, 2010, compared to 20% of net sales for the same period in the prior year due to greater capacity utilization rates with the addition of our new production line in February 2010.

Gross Profit

Gross profit for the nine month period ended June 30, 2010 was $4,538,412, an increase of $2,201,097, or 94%, from $2,337,315 for the same period of the prior year. As a percentage of net sales, gross profit was 30% for the nine month period ended June 30, 2010, compared to 33% for the same period of the prior year. This decrease was primarily due to the increase in the purchase price of the raw materials associated with 2010 sales, which price increase was caused by fluctuations in the price of oil.
SG&A Expenses

Selling, general and administrative expenses for the nine month period ended June 30, 2010 were $1,518,574, an increase of $494,031, or 48%, compared to $1,024,543 for the same period of the prior year. This is mainly due to increased legal and other expenses related to convertible note financing completed in February 2010, including fees totaling $554,000 paid or payable to Primary and United Best, and the intended public offering and shipping expenses associated with overseas sales, offset by a decrease in other general expenses.

Other Income and Expenses

Interest expense for the nine month period ended June 30, 2010 was $1,216,685 compared to $225,668 for the same period of the prior year. Interest expense as a percentage of net sales increased to 8% for the nine month period ended June 30, 2010 from 3% for the same period of the prior year. The cause for the increase in interest expense for the nine month period was the same as for the three month period. Excluding the accretion of interest, interest expense for this nine month period increased by $76,000 over the same period of last year, and, as a percentage of net sales, decreased to 2% from 3%.

Net Income

Net income for the nine months ended June 30, 2010 was $2,169,448, or 99%, an increase of $1,080,240 from net income of $1,089,208 for the same period in the prior year. The increase was mainly attributed to increased net sales generated from our new needle-punched products and lower selling, general and administrative expenses relative to net sales. Excluding IPO related expenses and accretion of interest expense from convertible notes sold, net income increased by approximately $2,100,000 from net income for the same period in the prior year.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	Nine Months Ended June 30,
	2010	2009
	(Consolidated, unaudited)	(Consolidated, unaudited)
Net cash provided by (used in) operating activities	$2,860,129	$(233,933)
Net cash (used in) investing activities	$(2,511,303)	$(108,869)
Net cash provided by (used in) financing activities	$2,635,167	$(198,620)
Net cash inflow (outflow)	$2,983,993	$(541,422)

We finance our business with cash generated from operations and use short-term bank loans to fund capital expenditures.

Working capital consists mainly of cash and equivalents, accounts receivable, advances to suppliers and inventory. Cash and equivalents, inventory and accounts receivable account for the majority of our working capital.

Our working capital requirements may be influenced by many factors, including our cash flow, competition, relationships with suppliers, and the availability of credit facilities and financing alternatives, none of which can be predicted with certainty.

At June 30, 2010, we had several bank loans in the total amount of $3.8 million (RMB26 million) with Agriculture Bank of China, Foshan Branch. These loans are repayable in December 2010.

On February 12, 2010, we completed a financing transaction in which we raised gross proceeds of $4,140,000 through a private placement of convertible notes and warrants to certain accredited investors.

Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2010 was approximately $2,860,129, compared to cash used of $0.25 million for the same period of prior year. The increased operating cash inflow resulted primarily from an increase in net income and favorable changes in advances to suppliers, accounts payable and accrued expenses, offset by unfavorable changes in accounts receivable, inventory and prepaid expenses.

Investing Activities

Net cash used in investing activities was $2,511,303 for nine months ended June 30, 2010, compared to $108,869 for the same period of the prior year. The increased cash used in investing activities during the nine months ended June 30, 2010 was primarily attributable to capital expenditures on our new PPS production line.

Financing Activities

Net cash provided by financing activities for the nine month period ended June 30, 2010 was approximately $2.64 million, compared to $0.20 million of net cash used in financing activities for the same period of the prior year. The increase was from the cash received from the sale of the convertible notes.

Loans and Credit Facilities

The balance of our outstanding short-term bank loans on June 30, 2010 was approximately $3,800,000, compared with approximately $4,600,000 on June 30, 2009. Other than disclosed in the financial statements, we had no long term debt, capital lease obligations, operating leases or any other long term obligations as of June 30, 2010.

On February 12, 2010, we entered into a note purchase agreement with certain accredited investors for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants (which are exercisable only in certain circumstances), with net proceeds for $3.4 million after finance costs. The notes require quarterly interest payments at a rate of 10% per annum and interest for six months in amount of $204,464 to be held in an escrow account. The notes are convertible into shares of common stock at a 65% discount to the offering price upon consummation of a “qualified financing”. The offering contemplated by this prospectus is expected to be a “qualified financing.”

The warrants become void if the notes automatically convert into common stock which is expected to occur upon consummation of this offering. The warrants are exercisable at any time during a five-year period commencing on the closing of a “financing,” which means the first sale (or series of related sales) by us of stock (or debt or equity securities convertible into stock), in a capital raising transaction, occurring after the maturity date (or the date the notes become due pursuant to a default, if earlier) with aggregate gross proceeds of at least $20,000,000. The warrants cannot be exercised if no financing is consummated within the five-year period after the issue date.

Future Cash Commitments

Our planned expansion of our PPS manufacturing facilities in 2010 will require significant investment capital. We intend to use the net proceeds of the offering to purchase and install three new production lines to manufacture PPS materials which will increase our annual output to 11,600 tons of nonwoven material. The estimated cost of this equipment is approximately $20,000,000. In the future, we may need to raise additional capital if the proceeds from the two financings and our operating cash flows are inadequate to continue our capital expansion plans.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Method of Accounting

We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes. Accounting policies adopted by us conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jie Li, our chief executive officer and Mr. Eric Gan, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls as of June 30, 2010. Based on that evaluation, Mr. Lie and Mr. Gan concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures and internal controls was completed, our disclosure controls and procedures and internal controls were not effective in that certain “material weaknesses” existed related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit function.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As more fully disclosed in a Current Report on Form 8-K filed on November 18, 2010, subsequent to the issuance of our consolidated financial statements for the three and nine months ended June 30, 2010, included in our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the United States Securities and Exchange Commission on August 16, 2010, and in connection with the SEC’s review of our registration statement on Form S-1 (File No. 333-168028), originally filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010, it was identified that (i) we failed to record a liability of $75,000 owed to each of United Best and Primary Capital (totaling $150,000) for advisory services rendered in connection with our private placement of convertible notes which closed on February 12, 2010, and (ii) we failed to record a grant of 30,000 shares of common stock in June 2010 to a director of the Company.

Our chief executive officer and chief financial officer and our Audit Committee determined , after discussions with Child, Van Wagoner & Bradshaw, PLLC, our independent registered public accounting firm, that (i) our unaudited interim financial statements for the three month and nine month periods ended June 30, 2010 and 2009, as set forth in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010, and (ii) our unaudited interim financial statements for the three month and six month periods ended March 31, 2010 and 2009, as set forth in the Quarterly Report on Form 10-Q filed on May 24, 2010, as amended on May 26, 2010 should be restated and should not be relied on.

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