Form 10-K
period 2010-09-30
CHINA SLP FILTRATION TECHNOLOGY, INC.
filed 2011-01-03
CIK 1423023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________

File number:  000-53010

CHINA SLP FILTRATION TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1465393
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Shishan Industrial Park
Nanhai District
Foshan City
Guangdong Province,  PRC
 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (011) 86-757-86683197

 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐      No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on March 31, 2010, was approximately $2,784,751.   As our common stock is not publicly traded this is based on as assumed value of $2.45 per share.    Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of December 28, 2010 there were 15,265,714 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA SLP FILTRATION TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND
OTHER INFORMATION CONTAINED IN THIS REPORT

This annual report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur and you should not place undue reliance on these forward-looking statements.

PART I
Item 1.             Business

Overview

We are a manufacturer of nonwoven fabric in the PRC.  Nonwovens are synthetic fabrics, such as felt or polyester, which are neither woven nor knitted, but instead made from long fibers, bonded together by chemical, mechanical, heat or solvent treatment.

Our total revenues for the year ended September 30, 2010 were approximately $19.95 million, an increase of $8.1 million, or approximately 68%, compared to total revenues of $11.85 million for the prior year. Our net income was approximately $2.22 million, a decrease of $0.22 million, or approximately 9%, from approximately $2.45 million for the prior year.

We currently manufacture two types of  polyester, or PET, nonwoven fabrics.  Our PET nonwoven fabrics are used in a wide range of products, including filtration products, road construction materials, home furnishings, automobile interior insulation and industrial packaging.

We sell our nonwoven fabrics primarily to PRC-based manufacturers that incorporate our fabric products into end products which are sold to customers operating in the heavy industrial, automotive, construction and home furnishing industries. Given the broad range of applications for our products, we are not dependent on any single industry sector or customer to generate revenues. We have many active customers and our two largest clients in 2010, were Dalian Jier Linke Geotextile Material Co., Ltd. and Chendu Sanya Building Material Co., Ltd. which accounted for approximately 19% of our revenues. Our two largest customers in 2009, Chengdu Sanya and Xiantao Ruixin, accounted for approximately 18% of our revenues.

Although we intend to continue to generate revenues from the sale of PET nonwovens, the key component to our growth strategy is the successful commercialization and sale of polyphenylene-sulfide fiber, or PPS, nonwoven fabric. PPS nonwoven fabric is a heat resistant, corrosion-proof and flame retardant nonwoven fabric and can be used in many different applications, including as the material for dust filter bags for pollutant dust removal in smoke stacks in coal-fired power plants, garbage incinerators and cement factories. We recently developed a manufacturing process to manufacture polyphenylene-sulfide fiber, or PPS nonwoven fabric, which is the key product line around which our long-term growth strategy is centered.   We believe that this manufacturing process is proprietary and have applied for a process patent in the PRC and intend to apply for a process patent in the US and Europe.

We believe that although PPS filtration materials have been used since 1979 in bag filters that are attached to smoke stacks in many of the coal-fired boilers operating in Europe and the United States, less than 10% of the coal fired power plants operating in the PRC are equipped with dust removal filtration bags and less than 10% of the filtration bags in use were made from PPS fiber.  (Source “China Power Industry”, issue 4, 2006, page 36.)

Under recently adopted PRC environmental regulations that are being imposed on operators of coal-fired power plants, garbage incinerators and cement factories, which came into effect in January 1, 2010, carbon and other emissions are required to be less than 50 milligrams per cubic meter by the end of 2010.  Some of the larger, more developed cities, for example Beijing and Tianjin, have adopted even more stringent rules requiring that emissions be less than 30 milligrams per cubic meter.  (Source "Electric Power," May, 2008.)

We believe, based on an article published in China Nonwoven & Industrial Textile (CNIT) in 2010, that less than 10% of the coal-fired boilers in China were equipped with dust removal filtration bags and less than 10% of the filtration bags in use are made from PPS fiber.

Filtration bags offer these and other plant operators a cost effective way of meeting these new emission and dust pollutant standards in the PRC because the installation of bag filters is a significantly cheaper method of achieving compliance with these regulations than installing costly pollutant dust removal equipment such as engineered scrubbing systems, the installation of which would we believe be cost prohibitive for many of these smaller coal fired power plants and other polluters.

Based on laboratory tests which we conducted internally, we believe that our PPS nonwoven fabric is superior to other high temperature filtration materials currently available because it is lighter, thicker, stronger, has higher air permeability and filtration efficiency and is significantly cheaper to produce.  As nonwovens are sold by weight, our product will also be cheaper as it is lighter.   Due to the superior characteristics of our PPS product coupled with the demand created by these new regulations, we believe that our PPS material will ultimately replace other high temperature filtration materials currently available in the market place, such as PTFE (or Teflon), fiber glass, P84 (polyimide), PBI (polybenzimidazole fiber), PMIA and PSA and the demand for our PPS nonwovens will be significant.

Comparison-Our PPS Product to Other Filtration Materials

		Our PPS Product	PPS needle punching felting	Metamax needle punching felting	P84 needle punching felting	PTFE needle punching felting
Gram weight（g/m2）(1)		450	500	500	500	800
Thickness (mm) (2)		2.2	1.8	2	2	2.5
Air permeability (L/m2/s) (3)		300~400	200～300	200～400	200～300	200～300
Break strength (N/5cm)(4)	Vertical	1400	1250	1300	1100	3260
	Horizontal	1250	1350	1460	1200	3300
Break elongate（%） (5)	Vertical	25	40	50	25	10
	Horizontal	30	60	55	35	15
Working temperature (6)	Continuous	190	190	204	260	260
	Moment	220	220	240	280	300
Price of fiber (in K USD$) (7)		$14.68	$20.56	$22.03	$55.80	$41.12
Materials saved (%) (8)		0.0%	10.0%	10.0%	10.0%	43.8%
Filtration Efficiency (mg/cbm) (9)		<30	50～100	50～100	50～100	50～100

(1)  Gram weight: (g/m2) means grams per meter squared.  The higher the gram per meter squared weight, the heavier the fabric/material.

(2) Thickness (mm):   the higher the millimeter figure, the thicker the material.

(3)  Air permeability:  (L/m2/s) means liters per meter squared per second.  The more liters that pass per second, the higher the permeability of the fabric/material.

(4) Break strength: (N/5cm) is a unit of measure to demonstrate breakage strength.  1 N ≈ 0.1 KG so that N/5cm = .02.  So, a 1400 value = 28.  The higher the value, the stronger the material.

(5)  Break elongate (%) refers to the amount of stretching of a fabric/material before breakage expressed as a percentage.  So, a 25% value indicates the material can be stretched 25% prior to breakage.

(6) Working temperature means the continuous operating temperature that a fabric/material can operate in.

(7)  Price of fiber (in K USD$) = Price of the fabric/material expressed as K USD$ ($1,000) per metric ton.

(8)  Materials saved (%) = Referencing the SLP PPS Product as the denominator, the amount of material that can be saved by utilizing the more efficient PPS material as compared to the other materials.

(9)  Filtration Efficiency (mg/cbm) = milligrams per cubic meter.  The ability of the fabric/material to eliminate airborne particles.  This figure is the minimum size of particles.

We plan to begin commercial production of our PPS nonwoven fabric using our patent pending process in the early part of 2011 with the addition of three high tech production lines with annual output capacity of 3,600 tons.  Although prototype bag filters made of our PPS product have been tested in laboratories, they have not been tested on site by any potential end user and we do not expect to develop prototypes for testing by any end user prior to beginning commercial production.

Our manufacturing facility, which uses manufacturing equipment imported from Germany, is located in Foshan City, Guangdong Province, PRC and occupies more than 10,000 square meters. We currently have three production lines for PET nonwovens with total annual capacity of 8,000 tons of nonwoven fabric.

Recent Events

Reverse Merger

On February 12, 2010, we acquired control of Foshan SLP Special Materials Company, Limited (“Foshan”), our PRC-based operating company through a “reverse merger” transaction.  Upon completion of the reverse merger transaction, we ceased to be a shell company (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Private Placement Transaction

On February 12, 2010, we completed a financing transaction in which we raised gross proceeds of $4,140,000 through a private placement of convertible notes and warrants to certain accredited investors.

For more information about the private placement, you should read the section of this report entitled “Our History and Corporate Structure.”

Name Change

On March 24, 2010, we changed our name from Perpetual Technologies to China Filtration Technology, Inc.

On June 1, 2010, we changed our name from China Filtration Technology, Inc. to China SLP Filtration Technology, Inc.

Planned Initial Public Offering

On July 8, 2010, we filed a registration statement on Form S-1 with the Securities Exchange Commission (File No: 333-168028) to register for sale to the public 4,166,677 shares of our common stock.  Such registration statement is hereinafter referred to as the Public Offering Registration Statement. The Public Offering Registration Statement is currently being reviewed by the SEC and has not been declared effective. We intend to use the net proceeds of that offering to purchase polyphenylene-sulfide fiber, or PPS, manufacturing equipment.  We cannot assure you that our planned public offering will be successful and we cannot be certain that additional funding will be available on acceptable terms, if at all.

Executive Offices

Our executive offices are located at Shishan Industrial Park, Nanhai District, Foshan City, Guangdong Province, PRC and our telephone number is (011) 757-86683197. Our corporate website is www.silepu.com. Information contained on, or accessed through, our website is not intended to constitute and shall not be deemed to constitute part of this report.

Our Industry

We operate in the nonwoven segment of the technical textiles industry which is one of the fastest growing sectors of the textile industry worldwide.

Since 1985, the global market size of the technical textiles sector has grown at an average growth rate of 3.8% per year. Total consumption of technical textiles in 2008 reached 19.6 million tons and has been projected to reach 33.8 million tons in 2010 on a worldwide basis. (Source: Textile Lead).

The nonwoven fabric industry in the PRC is large and growing, driven primarily by China’s continued economic development. China has experienced rapid economic and industrial growth in the past 30 years. China’s output of iron and steel, cement, coal, fertilizer and power generation all currently rank as first or second in the world (Source: US Department of Commerce and US Department of the Interior). China’s consumption of raw materials currently ranks second in the world (Source: Report from the EIA Energy Information Administration). Due to outdated technology and equipment in China’s chemical, raw materials and energy industries, China has encountered problems of inefficient utilization of energy and resources, as well as heavy pollution due to accelerated urbanization. Reducing emission pollution has been a focus for the Chinese Central Government for several years and is expected to remain a focus moving forward. As China’s government imposes stricter policies on environmental protection, industrial gas and dust emission limits have become stricter. We believe this creates a significant market opportunity for the commercialization of our PPS nonwovens materials.

China now manufactures about 20% of the world’s nonwovens and this market share is expected to reach 25% by 2015 according to statistics released by INDA (Association of the Nonwoven Fabrics Industry) in North America and EDANA (European Disposables and Nonwovens Association) in Europe.

Currently in the PRC, there are estimated 500-600 nonwovens manufacturers producing nonwovens on an estimated 1,000 to 1,500 lines. (Source: Chinese Technical Textiles and Nonwovens Industry, 2009).

We believe that there is a significant gap between the nonwovens industry in China and the nonwovens industry in Europe and the United States in terms of technical level, quality level, and competitiveness. China’s nonwovens market is still emerging and we believe has a large capacity to develop and expand and we believe that the following factors will contribute to growth in the nonwovens industry in China and our ability to grow as a company:

•
Lack of market segments:   Nonwoven products are used in a variety of applications. Existing markets are expanding and new markets are emerging.  China’s nonwoven industry production capacity is still concentrated on normal traditional products, such as polyester wadding, interlining, geo-textile, hygiene, packaging materials and normal filtration materials. Many companies lack clear market focus and are competing in the same market segments which have caused capacity concentration and fierce competition.

•
Strength for market and product development is not substantial:   In China, market demand for higher technology based PET spun-bond product is currently over 40 million cubic meters. These products are currently all imported, mainly from Freudenberg (Taiwan).   Some of the domestic Chinese companies have been trying to develop these products but, to date, no such products have been launched.  If these products are developed at a lower cost in the domestic market, then the Chinese domestic market for highly technical nonwovens will expand.

Our Growth Strategy

Our growth strategy centers around the following strategic initiatives:

•
Commence production of our PPS nonwoven fabric product.  We plan to commence production of PPS nonwoven fabric using our patent pending manufacturing process in the early part of 2011 for sale to PRC-based operators of coal-fired power plants, garbage incinerators and other manufacturers that need to comply with recently adopted PRC environmental regulations.

•
Expand our manufacturing facilities.  In order to commence production of PPS nonwoven fabric, we plan to significantly expand our manufacturing facilities and acquire three new production lines to manufacture PPS nonwoven material.  This will increase our total annual manufacturing capacity from 8,000 tons to 11,600 tons of nonwoven material.

•
Develop, protect and commercialize our proprietary technology.    We hold a number of authorized patents and have a patent application currently pending in the PRC for our PPS nonwoven manufacturing process which we believe is entitled to patent protection.  We intend to apply for a process patent for this process in North America and Europe.   We intend to capitalize on our proprietary technology by developing and commercializing our products for numerous applications and believe our proprietary technology gives us a competitive advantage and acts as a barrier to entry for our competitors.

•
Commence marketing and sale of our PPS products to coal fired power plants. To capitalize on China’s “green movement”, we plan to focus our sales efforts for our PPS nonwoven material on coal-fired power plants as we believe it is currently the most suitable and largest market for PPS filtration materials. The sales to the coal-fired power plants will be made directly using our existing sales team.  We also expect to double the size of our outside sales force to cover the PPS products and market.

Our Competitive Strengths

We believe our competitive strengths are as follows:

•
We offer high quality products with low production costs. We manufacture our products using what we believe to be proprietary, low cost manufacturing processes with quality manufacturing equipment which allows us to offer PET and PPS nonwoven products which have lower operational and production costs than our competitors’ products.

•
We believe our PPS material is a superior product.  We believe, based on laboratory tests which we conducted internally, that our PPS nonwoven fabric is superior to other currently available types of PPS fabric because it is lighter, thicker, stronger, has higher air permeability and filtration efficiency and significantly cheaper to produce and will ultimately replace other high temperature filter materials, such as PTFE (or teflon), fiber glass, P84 (polyimide), PBI (polybenzimidazole fiber), PMIA and PSA. Similar to most new product offerings, widespread market acceptance of our PPS products for use in dust bag filters by coal fired power plants and other intended users is uncertain before a product is launched.

•
Our proprietary manufacturing processes present a significant barrier to entry for our potential competitors. We hold a number of authorized patents and have a patent application currently pending in the PRC, including a process patent for the manufacture of PPS nonwovens, and we intend to apply for a process patent in North America and Europe for our PPS nonwoven manufacturing process. Additionally, we have made significant investments in research and development and we believe these proprietary processes could give us a competitive advantage over our competitors and act as a barrier to entry.

•
We have efficient production and operations management. As a result of our manufacturing equipment and proprietary manufacturing processes, we believe that we exceed industry standards in productivity, reduction of variability and delivery lead time for our existing products. This results in fewer product warranty claims and greater customer satisfaction.

Our Products and Market

We currently manufacture two types of polyester, or PET, nonwoven fabrics: (i) PET continuous filament spun-bond thermal calendared nonwoven fabric, which we began manufacturing in 2006; and (ii) PET filament spun-bond needle-punched geo-membrane and waterproof fabrics, which we began manufacturing in 2009.

In our operations and in this report, we use a variety of technical terms to describe our products based on the manufacturing process used or raw material included in our products. Some of these terms are described below:

“Continuous filament” refers to strands of polymer (plastic) that are continuous as opposed to chopped or cut to certain length.

“Spun Bond” refers to a process of melting polymer pellets melted producing continuous filaments that are cooled and stretched. The filaments are then cut and laid on a moving belt to form a web.

“Thermal Calendered” refers to a process for using heat to bond nonwoven fabric.  A calendar is a machine consisting of cylinders or rolls that are stacked and heated to precise temperature.  The nonwoven material is passed through (pressed) the cylinders and the polymer based material is bonded using heat and the partial melting of the polymer (plastic).

“Needlepunched” refers to a process where precision cut fibers are distributed onto and across a mesh substrate that is moving. The fibers are then needled (bound together mechanically) by an oscillating needle board (the needle board consists of thousands of evenly spaced needles). The fibers are mechanically bonded by barbed needles entangling the fibers. The density of the fabric is controlled by the number of needle boards used.

“Geo-membranes” refers to types of nonwoven fabric that are permeable fabrics which are designed and applied to be permeable in one direction only.  Geo membranes provide a waterproof barrier that allows moisture to penetrate (drain) from one direction while limiting or eliminating the penetration (drainage) from the opposite direction.

Polyester (PET) filament spun-bond thermal calendared nonwoven fabrics.

Our polyester (PET) filament spun-bond thermal calendared nonwoven fabric is made from polyester and performs effectively in high temperatures.  It is anti-corrosive, has a long lifespan (between 1 to 2 years for filtration, 5 to 10 years for automotive applications, and 5 years for other applications) and maintains its shape and penetration. This nonwoven is used for filtration and water-drainage, packing and automobile interior decoration and insulation.

Polyester (PET) filament spun-bond needle-punched geo-membrane and waterproof materials.

Geo-membranes are used in engineering, heavy construction, building and pavement construction, hydrogeology and environmental engineering. Geo-membranes are permeable fabrics which have the ability to separate, filter, reinforce, protect and/or drain. These products have a wide range of applications and are currently used in many civil engineering applications including the construction of roads, airfields, railroads, embankments, retaining structures, reservoirs, canals, dams, soil bank protection and coastal engineering.

Our geo-membrane products are made from polyester and are primarily used in the construction industry to improve soil strength and for roof waterproofing. Geo-membranes can be used as a cost-effective alternative to improve soil strength instead of the conventional manner of soil nailing which is a technique for stabilizing slopes and for constructing retaining walls from the top down. With the use of geo-membrane, steep slopes can be planted with vegetation to enhance the aesthetic value. In addition, our geo-membrane product line is used for roof waterproofing based on its excellent water resistant qualities and performance.

In February 2009, we installed a production line with annual capacity of 4,000 tons for the production of polyester (PET) filament, needle-punched, geo-membrane and waterproof materials.

PPS nonwoven fabric product

Our growth strategy centers around the production and commercialization of our PPS nonwoven products which are manufactured using a proprietary continuous filament, spun-bond, needle-punched manufacturing process which we recently developed.

Although PPS filtration materials have been used since 1979 in bag filters that are attached to smoke stacks in nearly 80% of the coal-fired boilers operating in Europe and the United States, the use of bag filters made from PPS fabric is not currently widespread in China.  (Source “China Power Industry”, issue 4, 2006, page 36 and http://www.resinda.com/product2.asp?brand_id=10&series_id=57)

Our proprietary PPS manufacturing process involves a PPS slice purification technique designed to get sufficiently pure raw materials to produce PPS filtration materials.  As part of this process we have developed web formation techniques so that filaments can be used to increase strength and short fibers are no longer necessary.  PPS nonwovens made from filaments are stronger than PPS nonwovens made from short fibers.

Our PPS material is produced by the filament spun-bond needle-punched method.   Our product can bear temperatures of up to 230 degrees Celsius and is resistant to degradation caused by exposure to acid, alkali or oxidization.  In comparison to other high temperature filtration materials, our product has a longer life (3 years at 190 - 230 degrees Celsius), is stronger (because we use filaments rather than short fibers), and has lower operation and production costs.

Market Demand for PPS Products

Under PRC environmental regulations that became effective on January 1, 2010 and which are being imposed on operators of coal-fired power plants, garbage incinerators and cement factories, carbon and other emissions are required to be less than 50 milligrams per cubic meter by the end of 2010.  Some of the larger, more developed cities, for example Beijing and Tianjin, have adopted even more stringent rules requiring that emissions be less than 30 milligrams per cubic meter. (Source:  "Electric Power” May, 2008).

We believe, based on an article published in China Nonwoven & Industrial Textile (CNIT) in 2001, that less than 10% of the coal-boilers in China were equipped with dust removal filtration bags and of the filtration bags in use less than 10% are made from PPS fiber.

Initially, we intend to market our PPS nonwovens to the coal-fired power plants in the PRC as we believe that this is the largest and most immediately accessible market for our PPS filtration materials. After we have established a foothold in that market, we intend to begin marketing our PPS nonwovens to cement factories and waste incinerators.

PTFE (or teflon), fiber glass, P84 (polyimide), PBI (polybenzimidazole fiber), PMIA and PSA are other materials that are also used to make needle-punched felt that is suitable for high temperature applications such as in bag filters for coal-fired power plants.  In comparison to these other high temperature filter materials, we believe, based on laboratory testing, that our PPS nonwoven fabric is stronger, has lower production and operating costs, and has higher filtration efficiency.

Due to the characteristics of our PPS product coupled with the demand created by these new regulations, we believe that our PPS material will ultimately replace other high temperature filtration materials currently available in the market place, such as PTFE (or teflon), fiber glass, P84 (polyimide), PBI (polybenzimidazole fiber), PMIA and PSA and become a widely used filtration material for use in high temperature environments such as coal-fired power plants, garbage incinerators and cement factories.

Although prototype bag filters made of our PPS product have been tested in laboratories, they have not been tested on site by any potential end user and we do not expect to develop prototypes for testing by any end user prior to beginning commercial production.

We have been supported by the Chinese SEPA (State Environmental Protection Agency) in the development and application of our PPS fabric for the coal-fired power plants.  Our PPS fabric utilized in the bag filter application is the recommended solution to the carbon emissions standard by SEPA. Mr. Su Lei, one of our directors, is a government official within SEPA and has direct responsibility for implementing the recently introduced carbon emission standards at coal fired power plants.  With the support of Mr. Su, we have introduced our material as the solution to the carbon emissions control problem to dozens of coal-fired power plants in China.  All of these meetings resulted in interest in our PPS fabric and the majority of the coal-fired power plants we have met with have given us indications of specific purchasing interests as soon as we produce the PPS fabric material in our new facility.

Our Manufacturing Facility and Production Lines

Our manufacturing facility is located in Foshan City, Guangdong Province, PRC and has over 10,000 square meters of operating space on 33,074 square meters of land. Our land use rights for this facility expire in October 2052. We use manufacturing equipment imported from Germany.

We currently operate three spun-bond production lines. Two of these production lines are thermal calendared lines with annual capacity of 4,000 tons of polyester filament, thermal calendared, nonwoven fabric. The third spun-bond line is a needle-punched production line which commenced operation in February 2009. This production line has an annual capacity of 4,000 tons of polyester filament, needle-punched, geo-membrane and waterproofing material.  Currently, we have total annual production capacity of 8,000 tons.

We are adding capacity to our existing manufacturing facility with a construction project to increase the factory size, which will house our new PPS lines.   A new production line in currently being installed and is expected to be completed in January 2011.  We plan to order and install two additional PPS lines using the proceeds of our planned initial public offering.  These three production lines will have an annual output capacity of 3,600 tons of PPS nonwoven material.   We have obtained approval from the local foreign trade and economic cooperation bureau to install these three new production lines for this total output capacity.  To comply with PRC environmental regulations, we are required to obtain a construction commencement approval from the local environmental protection bureau for the installation of a new production line currently under construction before we begin installation.

On November 9, 2010, we submitted the application for the construction commencement approval for the new production line under construction to the local environmental protection bureau and on November 10, 2010, we received comments from them requesting us to complete the environment impact assessment of the new production line before submitting the application for the construction commencement approval.  The environmental impact assessment is currently being conducted by a third party authorized by the local environmental bureau.  We anticipate that it will be completed within 60 days from commencement (on or about January 10, 2011), but we cannot assure that this will be the case.  Once the environmental impact assessment is completed, we intend to resubmit the application for the construction commencement approval together with the environmental impact assessment to the local environmental protection bureau.   We anticipate that the construction commencement approval will be issued within 60 days from the submission date, but we cannot assure that this will be the case.

In addition, we are required to obtain a pollution emission permit for the disposal of waste gases, waste water, waste dust and other waste materials.  We do not currently have a pollution emission permit, but we are preparing the application for this permit and intend to submit the application after the new production line is completed.  The process of obtaining this permit can take up to 5 months after the application has been submitted.

We cannot assure you that we will be able to obtain the construction commencement approval or the pollution emission permit in a timely manner or at all.  Failure to obtain this approval and permit may subject us to fines or disrupt our operations and construction, which may materially and adversely affect our business, results of operations and financial condition.  See “— Environmental Matters.”

Quality Control

We received the ISO9001-9002 Quality Management System Certification in 2003 and again in 2009. We adopted what we believe to be the highest quality standards in the industry and maintain quality control and product quality at high levels. We have strictly embraced the ISO9001 Management System Standards in order to integrate our quality management process and enhance the management system and manufacturing process. We closely inspect our products to guarantee quality according to Q/NHJL1-2008 Enterprise Quality Standards and strictly control the manufacturing process and quality control before any products leave our factory.

Our Customers

We sell our existing products to over 200 customers primarily in the PRC, and also internationally, to manufacturers and converters, which incorporate our products into their finished goods.

In fiscal year 2010, approximately 84% of our net sales were to entities in the PRC and approximately 7% and approximately 9% were made to customers in North America and Europe and other regions,   respectively. In fiscal year 2009, approximately 81% of our net sales were to entities in the PRC and approximately 6% and approximately 7% were made to customers in North America and Europe, respectively.

: Dalian Geolink Geotextile Material Co., Ltd., our largest customer, accounted for approximately 10.3% of our fiscal year 2010 net sales.  In fiscal year 2009, net sales to this customer accounted for 4.92% of our net sales.

Sales to our top 20 customers represented approximately 65% of our total net sales in fiscal year 2010.

The following chart shows our top ten customers in fiscal year 2010

Name	Location	Product Type	Application	Revenue (USD$)	Percentage of Sales
Geolink Geotextile Material Co., Ltd	Dalian	Geotextile	Construction	2,054,787	10.30%
Chendu Sanya Building Material Co., Ltd.	Chengdu	Geotextile	Construction	1,816,293	9.10%
WuJiang Jing shan Fabric	Suzhou	PET	Filtration	1,731,611	8.68%
Pentair Water Pool & Spa Inc	USA	PET	Filtration	1,322,095	6.63%
Zhuzhou Shidai	Shanghai	PET	Construction	1,047,566	5.25%
Shanghai Rundong Nonwoven Fabric Co., Ltd	Shanghai	PET	Filtration	856,147	4.29%
Xiantao Ruixin	Hubei	Geotextile	Construction	760,395	3.81%
Guangzhou Baiyun Meihao Filter Cleaner Factory	Guangzhou	PET	Filtration	560,284	2.81%
Nordic Air Filtration A/S	Denmark	PET	Filtration	486,086	2.44%
Nan Hai Ying Sheng Trading Ltd	Guangdong	PET	Filtration	452,243	2%

Sales to our top 20 customers represented approximately 49% of our total net sales in fiscal year 2009.

The following chart shows our top ten customers in fiscal year 2009:

Name	Location	Product Type	Application	Revenue (USD$)	Percentage of Sales
Chendu Sanya building Material Co., Ltd.	Chengdu	Geotextile	Construction	1,068,438	9.01%
Xiantao Ruixin	Xiantao	Geotextile	Construction	1,037,883	8.75%
Sichuan Tianqiang	Sichuan	Geotextile	Construction	706,286	5.95%
Geolink Geotextile Material Co. Ltd.	Dalian	Geotextile	Construction	583,192	4.92%
Shenzhen Yaming Civil Engineering Equipment Co.,	Shenzhen	PET	Filtration	570,567	4.81%
Pentair Water	USA	PET	Filtration	517,467	4.36%
Guangzhou Baiyun Meihao Filter Cleaner Factory	Guangzhou	PET	Filtration	435,380	3.67%
Shanghai Rundong Nonwoven Fabric Co., Ltd.	Shanghai	PET	Filtration	422,559	3.56%
Foshan Nanhai Yingsheng Trading Co., Ltd.	Foshan	PET	Trading	257,546	2.17%
Guangzhou Groundsill Basis Engineering Co., Ltd.	Guangzhou	PET	Filtration	227,259	1.92%

Raw Materials

The primary raw material that we use to manufacture most of our products is polyester resin. The price of polyester resin fluctuates based on capacity, demand and the price of crude oil.

Our major suppliers of raw materials are Foshan Chemical Fibers Co., Ltd., Kaiping Chunhui Co., Ltd., and Zhuhai Yuhua Polyester Co., Ltd.  We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on our business because other manufacturers with whom we conduct business would be able to fulfill our requirements. We do not have long term supply contracts with any of our suppliers of raw materials.

During fiscal years 2010 and 2009, we paid approximately $10.9 million and $5.6 million, respectively, for the purchase of raw materials.

Our PPS product will be made from high quality polyphenylene sulfide resin, which we intend to purchase in the United States. Accordingly, the cost of this raw material will fluctuate with the value of the RMB against the dollar.

Sales and Marketing

Our nonwoven products are distributed in 20 provinces in the PRC.  In 2003, we began selling our products in Europe, North America and South East Asia.

In fiscal year 2010, approximately 84% and 16% of our sales revenues were generated from sales made in the PRC and internationally, respectively, compared to approximately 81% and 19%, respectively, in fiscal year 2009.

As of September 30, 2010, we employed 11 direct sales representatives, 8 of whom are engineers who have advanced technical knowledge of our products and the applications for which they are used. 7 of these sales representatives are responsible for national sales and 4 are responsible for international sales. We plan to double the size of our sales force for the PPS product line in the next year to take advantages of an anticipated market for our products. Representatives receive a salary plus commission of the revenues they generate.

Our sales process consists of identifying potential customers through cold calls, responses to marketing efforts, and customer referrals. Once a potential customer is identified, our sales people aid in identifying the prospect’s technical requirements and help the customer’s engineers to produce drawings of the finished products desired. Armed with this technical information, our sales personnel then quote pricing, production quantities, and lead times. Most of our customers are repeat customers and the sales force is also responsible for after-sale support, including quality assurances, dispute resolution, and relationship-building.

We promote our products primarily through exhibitions, internet advertising and marketing, and referrals from existing customers as well as suppliers.

We intend to capitalize on China’s “green” movement.  We will focus our sales efforts for our PPS nonwoven fabric material on operators of coal-fired power plants as this is currently the most suitable and largest market for PPS filtration materials. The sales to the coal-fired power plants will be made directly using our existing sales team and sales process described above.

Research and Development

Our research and development department has what we believe to be one of the strongest research and development capabilities in the development of products, processes and equipment in the nonwovens industry in China.

As of September 30, 2010, our research and development staff consisted of 20 scientists, professional, engineering and technical personnel. Our research and development team is lead by Mr. Yao Mu, a senior engineer in the industry and the former president of Northwestern Polytechnical University.

We spent approximately $200,000 for each of the last two fiscal years on research and development activities.

In addition, we believe that each of our senior managers possesses a comprehensive technical background. Mr. Li Jie, our chief executive officer and a senior engineer is a certified chemical engineer, the Associate President of the China Industrial Textile Association and is considered an expert in his field. His independent research has been funded by the Central Government. Mr. Ye Xi-Ping, Vice President of Production, is a senior engineer and certified automation engineer.

Intellectual Property

We have three utility model patents and one patent application:

Name	Applicant	Patent Application Date	Patent Application Number	Basis for patent	Status

Polyphenylene sulfide nonwoven spunbond needle production method and device	Foshan SLP Special Materials Company	January 26, 2010	2010101026602	Invention	Pending

Tube-type air distraction apparatus	Dalian Huayang Chemical Fiber Engineering technology Co., Ltd	March 12, 2009	200920011528.3	Utility model	Authorized

New spinning box structure	Dalian Huayang Chemical Fiber Engineering technology Co., Ltd	March 12, 2009	200920011529.8	Utility model	Authorized

Lapper	Dalian Huayang Chemical Fiber Engineering technology Co., Ltd	March 19, 2009	200920012058.2	Utility model	Authorized

The three utility model patents were applied for and were originally owned by Dalian Huayang Chemical Fiber Engineering Technology Co., Ltd., or Dalian. Dalian has taken steps to transfer the three utility patents to Foshan and the State Intellectual Property in the PRC approved the transfer of these three utility patents from Dalian to Foshan on March 29, 2010.

The duration of utility model rights in the PRC is 10 years from the application date and the duration of invention rights in the PRC is 20 years from the application date.

Our patent application for our process invention is currently pending. No significant patents are expected to expire in the next five years. We expect that additional patent applications will be filed as more processes are developed and specific applications are identified.

We have the following registered trademarks in the PRC:

Trademark	Registration Number	Term of Validity
Jinglong Nonwoven	3571234	October 21, 2005 to October 20, 2015
Si Le Pu	7161478	September 28, 2010 to September 27, 2020
Graphic	7162185	October 14, 2010 to October 13, 2020

We have the following additional trademark application:

Trademark Application	Application Number	Application Date
S.L.P	7161477	January 12, 2009

To safeguard our proprietary knowledge, trade secrets, and technology, we rely heavily on trade secret protection and non-disclosure/confidentiality agreements with our employees, consultants and third party collaboration partners with access to our confidential information.

Competition

We primarily face domestic competition in our industry. Our main competitors in the PRC are Jiangxi Guoqiao Industrial Corporation Limited and Shaoxing Yaolong Spunbonded Nonwoven Technology Co., Ltd. We compete based on our reputation for quality, product innovation, performance, service and technical support.

Our competitors in PPS nonwoven fabric industry will be other manufacturers of PPS material and other materials that are suitable to make bag filters to be used in coal-fired power plants, garbage incinerators and cement plants and other potential end users.

Environmental Matters

As a manufacturer we are subject to a broad range of national, provincial and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental laws applicable to us are laws relating to air emissions, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes.

In addition, we are required to obtain a construction commencement approval and a completion examination approval for each of our three new production lines. We are adding capacity to our existing manufacturing facility with a construction project to increase the factory size, which will house our new PPS line(s). A new production line is currently being installed.  The installation is expected to be completed in January 2011. We plan to order and install two additional PPS lines using the proceeds of our planned initial public offering.   We have obtained approval from the local foreign trade and economic cooperation bureau to install these three new production lines for this total output capacity. To comply with PRC environmental regulations, we are required to obtain a construction commencement approval from the local environmental protection bureau for the installation of a new production line currently under construction before we begin installation.

On November 9, 2010, we submitted the application for the construction commencement approval for the new production line under construction to the local environmental protection bureau and on November 10, 2010, we received comments from them requesting us to complete the environment impact assessment of the new production line before submitting the application for the construction commencement approval.  The environmental impact assessment is currently being conducted by a third party authorized by the local environmental bureau.  We anticipate that it will be completed within 60 days from commencement (on or about January 10, 2011), but we cannot assure that this will be the case.  Once the environmental impact assessment is completed, we intend to resubmit the application for the construction commencement approval together with the environmental impact assessment to the local environmental protection bureau.  We anticipate that the construction commencement approval will be issued within 60 days from the submission date, but we cannot assure that this will be the case.

In addition, we are required a pollution emission permit for the disposal of waste gases, waste water, waste dust and other waste materials.  We do not currently have a pollution emission permit, but we are preparing the application for this permit and intend to submit the application after the new production line is completed.  The process of obtaining this permit after the application has been submitted can take up to 5 months.

We cannot assure you that we will be able to obtain the construction commencement approval or the pollution emission permit in a timely manner or at all.  Failure to obtain this approval and permit may subject us to fines or disrupt our operations and construction, which may materially and adversely affect our business, results of operations and financial condition.  As of December 19, 2010, no such penalties had been imposed on us.

Insurance

We maintain worker's insurance and social welfare insurance for our employees. Our operating subsidiary, Foshan, has not purchased social insurance for all of its employees, as of December 28, 2010, the accumulated unpaid amount is approximately RMB 1.49 million (approximately $216,493). If the local labor authority orders us to pay unpaid insurance premiums, we may become obligated to do so thereby increasing our labor costs.  We provide life insurance to our executive officers and D & O insurance for two of our independent directors.  We do not presently maintain product liability insurance. We maintain property and equipment insurance; however, it does not cover the full value of our property and equipment, which leaves us exposed in the event of loss or damage to our properties or claims filed against us. Other than the above mentioned, we do not maintain any other business or liability insurance.

Employees

As of December 15, 2010, we had a total of 176 employees, including over 20 engineers. The following chart shows the number of our employees involved in the various aspects of our business:

Category	Number of Employees
Manufacturing	109
Sales and Marketing	11
Research and Development	5
Administrative	11
Finance	4
Quality Control	8
Equipment	15
Logistics	13

Employee compensation is composed of a salary plus subsidies based on position, education level, length of service and performance.

PRC Government Regulations

Business license

A company that conducts business in the PRC must have a business license that usually prescribes a scope of business likely to be conducted. Our business license covers our present business to manufacture and sell nonwoven fabrics overseas and domestically.  Prior to expanding our business beyond the scope of our business license, we are required to apply for and receive approval from the PRC government.

Employment laws

On June 29, 2007, the Standing Committee of the National People’s Congress of the PRC promulgated the Labor Contract Law of PRC, or the Labor Contract Law, which became effective as of January 1, 2008.  On September 18, 2008, the PRC State Council issued the Implementing Rules for the PRC Labor Contract Law, which became effective as of the date of issuance.  The Labor Contract Law and its implementing rules impose requirements concerning, among others, the types of contracts to be executed between an employer and its employees and establish time limits for probationary periods and for how long an employee can be placed in a fixed-term labor contract.  The Labor Contract Law and its implementation rules also impose greater liabilities on employers, require certain terminations to be based upon seniority rather than merit and significantly affect the cost of an employer’s decision to reduce its workforce. In addition, according to the Labor Contract Law and its implementing rules, if an employer intends to enforce the non-compete provision with its employees in the labor contracts or confidentiality agreements, it has to compensate its employees on a monthly basis during the term of the restriction period after the termination or ending of the labor contract.  The Labor Contract Law also requires employers in most cases to provide a severance payment to their employees after their employment relationships are terminated.   Due to the limited period of effectiveness of the Labor Contract Law and its implementing rules and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how it will impact our current employment policies and practices.

Environmental regulations

We are subject to various national and local environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process.  The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Environmental Impact Assessment Law, the PRC Regulation on the Administration of Construction Project Environmental Protection, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

In accordance with the PRC Environmental Impact Assessment Law and the PRC Regulation on the Administration of Construction Project Environmental Protection, we are required to obtain a construction commencement approval  and a completion examination approval for each of our three finished production lines and we are also required to obtain a construction commencement approval from the local environmental protection bureau for one of our production lines that is currently under construction.    We have received construction commencement approval and the completion examination approval for our three finished production lines.  However, we have not obtained the construction commencement approval for the new production line under construction and the pollution emission permits from the local environmental protection bureau.

On November 9, 2010, we submitted the application for the construction commencement approval for the new production line under construction to the local environmental protection bureau and on November 10, 2010, we received comments from them requesting us to complete the environment impact assessment of the new production line before submitting the application for the construction commencement approval.  The environmental impact assessment is currently being conducted by a third party authorized by the local environmental bureau.  We anticipate that it will be completed within 60 days from commencement (on or about January 10, 2011), but we cannot assure that this will be the case.  Once the environmental impact assessment is completed, we intend to resubmit the application for the construction commencement approval together with the environmental impact assessment to the local environmental protection bureau.  We anticipate that the construction commencement approval will be issued within 60 days from the submission date, but we cannot assure that this will be the case.

In addition, we are required to obtain a pollution emission permit for the disposal of waste gases, waste water, waste dust and other waste materials.  We do not currently have a pollution emission permit, but we are preparing the application for this permit and intend to submit the application after the new production line is completed.  The process of obtaining this permit after the application has been submitted can take up to 5 months.

We cannot assure you that we will be able to obtain the construction commencement approval or the pollution emission permit in a timely manner or at all.  Failure to obtain this approval and permit may subject us to fines or disrupt our operations and construction, which may materially and adversely affect our business, results of operations and financial condition.

Patent protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets.

The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

—	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

—	Paris Convention for the Protection of Industrial Property (March 19, 1985);

—	Patent Cooperation Treaty (January 1, 1994); and

—	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (December 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985.  Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2008 and 2010, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents, namely, patents for inventions, utility models and designs. The Chinese patent system adopts the principle of first to file. Therefore, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application.  Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it cannot be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must enter into a written licensing contract with the patent holder and pay the patent holder a fee. One broad exception to this rule, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. Patent holders who believe their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts.  A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one or more times the license fee under a contractual license. The infringing party may be also fined by the Administration of Patent Management in an amount of up to four times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB200,000, or approximately $29,500.

Value added tax

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. When exporting goods, the exporter is entitled to a portion or all of the refund of VAT that it has already paid or borne. We are subject to the foresaid rules, and currently we are required to pay VAT at a rate of 17% in our sale or importation of goods while we are entitled to VAT refund at the rate of 16% for our exported goods. We do not enjoy any VAT deduction or exemption treatment.

Foreign currency exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, securities investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the National Development and Reform Commission.  We currently do not hedge our exposure to fluctuations in currency exchange rates.

Mandatory statutory reserve and dividend distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year for its general reserves until the cumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

OUR HISTORY AND CORPORATE STRUCTURE

Prior to March 24, 2010, we were known as Perpetual Technologies, Inc. Perpetual Technologies was organized as Molokai Enterprises, Inc., on November 27, 1996 under the laws of the State of Colorado. From 1996 to 2006, Molokai Enterprises had no active business operations. Molokai changed its domicile from Colorado to Delaware in April 2007 by merging with and into Perpetual Technologies, Inc., a Delaware corporation organized for that purpose on March 15, 2007. From March 15, 2007 until the February 12, 2010 share exchange transaction described below, Perpetual had no operations or substantial assets and was deemed to be a "blank check" or shell company.

On February 12, 2010, we entered into two related and contemporaneous transactions pursuant to which the ownership of our company changed.

The first transaction involved the surrender and cancellation of 12,640,000 shares of common stock held by a number of our shareholders in exchange for $40,000 in cash paid by Joseph Nemelka, who was a director of our company at that time.

The second transaction involved a share exchange transaction between our company, Hong Hui Holdings Limited, or Hong Hui, and the shareholders of Hong Hui. At the time of the share exchange, Hong Hui owned, and currently still owns, all of the stock of Technic International Limited, or Technic, a Hong Kong holding company which, in turn, owns 100% of the stock of Foshan, the PRC operating company that conducts our current, active business operations. In the share exchange transaction, we acquired direct control of Hong Hui by issuing to the Hong Hui stockholders an aggregate of 14,510,204 shares of our common stock in exchange for all of the outstanding capital stock of Hong Hui. As a result of the share exchange transaction, we became the indirect, 100% shareholder of Technic and its wholly owned subsidiary, Foshan.

In connection with these transactions, our two former directors, Joseph Nemelka and Seth Winterton resigned and Li Jie and Chris Bickel, were appointed as our new directors. Our management also changed as Li Jie was appointed as our Chief Executive Officer, Law Wawai was appointed as our President of Sales and a director, Shijun Zeng was appointed as our Chief Technology Officer and Wei Yang was appointed as our Corporate Secretary. Mr. Zeng resigned on November 30, 2010 for personal reasons.

On February 12, 2010, our new board of directors approved (i) a one-for-five reverse split of our issued and outstanding common stock and (ii) the change of our name from Perpetual Technologies to China Filtration Technology, Inc. Stockholders holding shares representing a majority of the votes entitled to be cast at a shareholders’ meeting consented in writing to these actions. The reverse split reduced the issued and outstanding shares of common stock from 75,818,571 to 15,235,714 shares. The reverse split and name change were effective on March 24, 2010. Effective June 1, 2010 we changed our name from China Filtration Technology, Inc. to China SLP Filtration Technology, Inc.

Our current structure, after the reverse merger, is set forth in the diagram below:

Private Placement

On February 12, 2010, we completed a financing transaction in which we raised gross proceeds of $4,140,000 through a private placement of convertible notes and warrants to certain accredited investors.

The material agreements through which the private placement transactions were carried out, the transactions themselves, and the notes and warrants are described below. Full copies of the transaction documents for this private placement have been filed as exhibits to our Form 8-K dated February 12, 2010 on the SEC’s EDGAR database and the summary below is qualified in full by reference to such exhibits. In connection with the private placement, we engaged a placement agent and a financial advisor which received separate cash and equity-based compensation for their services. The financial advisor and placement agent are related parties. See “Certain Relationships and Related Transactions and Director Independence” beginning on page 67 for additional information regarding compensation to the placement agent and financial advisor.

Note Purchase Agreement

On February 12, 2010, immediately following the closing of a share exchange transaction, we entered into a note purchase agreement with certain accredited investors for the sale of convertible notes, in the aggregate principal amount of $4,140,000, and warrants (which are exercisable only in certain events and will become void if our planned initial public offering is consummated). The closing of the sale of the notes and warrants occurred on February 12, 2010.  The terms of the notes and warrants are set forth below. The note purchase agreement contains representations, warranties and covenants which are customary for transactions of this nature.

Terms of the Notes

The notes have the following material terms:

Maturity:  The notes mature after one year. If principal is not paid on maturity then 150% of the principal amount is payable.

Interest:  10% per annum payable quarterly increasing to 15% if there is a default. $204,464 out of the closing proceeds was placed  in escrow to cover most of the interest due in the first six months.

Conversion:  In the event of the closing of our planned initial public offering (or any other equity or series of related financings resulting in aggregate gross proceeds to the company of at least $20,000,000 (or such lesser amount as shall be approved in writing by the holder(s) of notes evidencing at least 50% of the principal amount of the notes then outstanding)), prior to the maturity date of the notes, the principal amount of the notes converts automatically into the securities sold in that financing at a 65% discount to the offering price of such securities.  At an assumed public offering price of $6.00 per share, the notes will have a conversion price of $2.10 per share.  The interest on the notes is payable in cash and does not convert into shares of common stock.

Terms of the Warrants

Set forth below are the material terms of the warrants issued at the closing:

Exercisable:   The warrants become void if our planned public offering is consummated.  In the event that the offering is not consummated, the warrants are exercisable at any time during a five-year period commencing on the closing of a “financing,” which means the first sale (or series of related sales) by us of stock (or debt or equity securities convertible into stock), in a capital raising transaction, occurring after the maturity date (or the date the notes become due pursuant to a default, if earlier) with aggregate gross proceeds of at least $2,000,000.  The warrants cannot be exercised if no “financing” is consummated prior to February 12, 2015.

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

Limited Recourse Guaranty and Pledge Agreement

Our obligations under the note are guaranteed by Bestyield Group Limited, a BVI company controlled by Mr. Li, our chief executive officer, and Proudlead Limited, a BVI company controlled by Mr. Law, our President of Sales and a member of our Board of Directors, or the “management shareholders,” under a limited recourse guaranty which is secured by a pledge by the management shareholders of the 8,706,122 shares of our common stock received by the management shareholders in the reverse merger.

Registration Rights Agreement

Under the registration rights agreement, we agreed that if we file a registration statement in connection with a “qualified financing,” we will include in that registration statement for resale the securities issuable on conversion of the notes or the warrants, as the case may be, for an offering to be made on a continuous basis pursuant to Rule 415.

Accordingly, in satisfaction of that obligation, we included 378,877 of the 1,971,428 shares underlying the notes (assuming a public offering price of $6.00 per share) in a resale prospectus, which forms a part of the Public Offering Registration Statement on Form S-1

In the event the SEC, pursuant to Rule 415, does not permit us to register all of the applicable registrable securities in the registration statement, we will use our best efforts to register the registrable securities that were not registered in the initial registration statement, as soon as the SEC permits us to do so. In the case of an underwritten public offering, if the managing underwriter(s) or underwriter(s) reasonably objects to the inclusion of the registrable securities in any registration statement, then if we, after consultation with the managing underwriter, determine that the inclusion of such registrable securities would significantly harm the offering contemplated in such registration statement, and recommend inclusion in such registration statement of fewer or none of the registrable securities, then (x) the number of registrable securities included in the registration statement shall be reduced pro-rata among such holders (based upon the number of registrable securities requested to be included in the registration), or (y) none of the registrable securities shall be included in the registration statement. If securities are being offered for the account of other persons as well as us then the reduction shall not represent a greater fraction of the number of registrable securities than the fraction of similar reductions imposed on such other persons (other than the company).

If (a) we fail to file a registration statement within 30 days of a demand notice, the “demand file date” or (b) the registration statement is not effective within 180 days after filing (or, in the case of subsequent registration statements filed under Rule 415, 90 days after filing or 120 days in the event that registration statement receives a full review), we have agreed to pay the investors two percent (2%) of the aggregate principal amount of the notes for each month (or part thereof) that it is late (capped at 10%). No liquidated damages are payable with respect to any shares required to be omitted as a result of the operation of Rule 415.

Item 1A.            Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all other information contained in this report, including the matters discussed under “Caution Regarding Forward Looking Statements and Other Information Contained in this Report,” before you decide to invest in shares of our common stock. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from those of the United States. If any of the following risks, or any other risks and uncertainties that are not presently foreseeable to us, actually occur, our business, financial condition, results of operations, liquidity and our future growth prospects would be materially and adversely affected. You should also consider all other information contained in this report before deciding to invest in shares of our common stock.

Risks Related to Our Business

We need to raise capital to fully commercialize our PPS manufacturing process and may not be able to fully execute on our growth strategy if we fail to do so.

Our core growth strategy is to commence production of PPS fabric and bag filters using our proprietary manufacturing  process for sale initially to the numerous coal-fired power plants and subsequently to operators of garbage incinerators and other potential users in the PRC that are not in compliance with environmental regulations.   On July 8, 2010, we filed the Public Offering Registration Statement which is currently being reviewed by the SEC and has not been declared effective. We intend to use the net proceeds of that offering to purchase PPS manufacturing equipment. We may however need to raise additional capital in the future through public or private equity offerings or debt financings.  We cannot assure that our planned public offering will be successful and we cannot be certain that additional funding will be available on acceptable terms, if at all.  As of the date of this report, we believe the U.S. capital markets are facing many difficulties.  Potential sources of additional financing may be unwilling or unable to provide us with the additional financing we need to fully carry out our expansion plans.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution and the price of our common stock could decrease. Any debt financing, if available, would result in us incurring interest expenses and we may be required to pledge assets as security for the debt and may be constrained by restrictive financial or operational covenants. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or the commercialization of our PPS product, which would harm our business and future growth prospects.

Management recently identified a material weakness in our internal control over financial reporting which required a restatement of our financial statements.   If our internal  controls and disclosure controls and procedures  continue to be ineffective, there may be errors in our financial statements that could require a future restatement, our filings may not be timely filed and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Our management identified material weaknesses and concluded that our internal controls over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2010, June 30, 2010 and September 30, 2010, respectively.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because our current accounting department is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies, our management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also deficient due to insufficient qualified resources to perform internal audit functions.

These material weaknesses resulted in our inability to detect accounting errors where we failed to record on our financial statements a liability of $75,000 owed to each of United Best and Primary Capital ($150,000 in total) for advisory services rendered in connection with our private placement of convertible notes, which closed on February 12, 2010, as selling, general and administrative expenses for the interim period ended March 31, 2010 and nine month period ended June 30, 2010.  We also noted that a grant of 30,000 restricted shares of common stock in June 2010 to one of our directors was not reflected in the originally issued financial statements for the interim period ended June 30, 2010.

The identification of these errors resulted in the restatement of (i) our interim financial statements for the three month and nine month periods ended June 30, 2010 and 2009, as set forth in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 and in the Public Offering Registration Statement  previously filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010 and (ii) our interim financial statements for the three month and six month periods ended March 31, 2010 and 2009, as set forth in the Quarterly Report on Form 10-Q filed on May 24, 2010, as amended on May 26, 2010 and in  the Public Offering Registration Statement previously filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010. This error was not detected by our internal control procedures.

We have taken certain steps to resolve these material weaknesses, including:

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

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, there is no guarantee that these improvements will be adequate or successful or that such improvements will be carried out on a timely basis. A material weakness in our internal controls and procedures may lead to further accounting errors, which in turn may result in further restatements of our financial statements. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our reporting process, which could adversely affect the trading price of our shares.

If our PPS nonwoven fabric does not achieve wide market acceptance as a preferred material for use in pollutant dust removal bag filters by operators of coal fired power plants,  incinerators, cement  factories and other potential users, anticipated profits will not materialize and our business will suffer.

We recently developed a manufacturing process to manufacture PPS nonwoven fabric. We intend to commence commercial production of PPS material in the early part of 2011.

PPS nonwoven fabric has many applications including high temperature filtration of pollutant emissions and can be used as the material to manufacture high temperature bag filters for coal-fired power plant emissions, garbage incinerators and cement factories.

The PPS material that we plan to produce is lighter, thicker, and stronger, has higher air permeability and filtration efficiency and is significantly cheaper to produce than other types of high temperature filtration materials currently available in the market place.

Although prototype bag filters made of our PPS product have been tested in laboratories, they have not been tested on site by any potential end user and we do not expect to develop prototype products for testing by any potential end user prior to commencing commercial production of PPS products. Our new PPS nonwoven fabric may never achieve broad market acceptance, due to any number of factors, including that the product may not be as effective as our initial testing indicates and competitive material may be introduced which renders our PPS product too expensive or obsolete.

If our PPS material is not broadly accepted in the marketplace for its intended uses, we may not achieve a competitive position in the market, anticipated profits will not materialize and our business will suffer.

We have a limited operating history and have no experience commercially manufacturing PPS nonwoven fabric which is a key component of our growth strategy, which makes it difficult to evaluate our future prospects based on historical results of operations.

Our operating history is limited.  We currently make two types of PET nonwoven fabrics and we commenced production of one type of PET fabric in 2006 and a second type of PET fabric in 2009. We have not yet begun to commercially manufacture PPS nonwoven fabric. We plan to do so in the early part of 2011. Accordingly, you should consider our future prospects and historical results in light of the risks and uncertainties experienced by early-stage companies in evolving markets such as our ability to:

•	develop and successfully commercialize PPS nonwovens using our proprietary manufacturing process;
•	achieve widespread market acceptance of our PPS product for use in high temperature pollutant dust removal bag filters;
•	increase awareness of our products and continue to develop customer loyalty;
•	respond to competitive market conditions;
•	respond to changes in the regulatory environment;
•	manage risks associated with intellectual property rights;
•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and
•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

If we cannot extend or renew our currently outstanding short-term loans or if our convertible notes are not converted before their maturity date, we will have to repay these loans with cash on hand or refinance them with another lender or else face a default and potential foreclosure upon the collateral we pledged.

In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. In addition, our convertible notes mature on February 11, 2011. In December 2010 we repaid our outstanding short-term bank loans totaling RMB 25.4 million. In December 2010 we applied for and obtained unofficial approval for a six month bank loan in the amount of RMB 20 million from the Foshan branch of China’s ABC bank.  Official approval is expected in early January 2011.  On December 8, 200, we obtained a 90 day term loan from Standard Chartered Bank in amount of RMB 6,000,000 for a term of 90 days. Although it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term loans on an on-going basis shortly before they mature and we recently obtained a new loan, we cannot assure you that we will be able to renew these loans in the future as they mature. If we cannot renew them we will have to repay them with cash from operations. We cannot assure you that our business will generate sufficient cash to do so.

We expect that the convertible notes will be converted into our common stock at the closing of our planned initial public offering. If, however, the convertible notes are not converted before their maturity date, we will have to obtain additional loans from a bank or raise funds from private sources to pay off the principal and interest due on the notes. We cannot assure you, however, that this will be the case and if we are unable to do so and if our business fails to generate sufficient cash flow from operations to repay these notes, we will be in default.

If we default on these loans and convertible notes, we will incur interest and penalties. In addition, as the loans are secured by our buildings and land if we fail to repay these loans, the lender could take possession of the collateral.

If we have miscalculated the future demand for our products, we may end up unnecessarily spending a significant amount of funds on PPS manufacturing equipment which ultimately we may not have needed and which we may not be able to resell.

We intend to use the net proceeds of our planned public offering primarily to install three new production lines to manufacture PPS nonwovens.  This will increase our total annual manufacturing capacity from 8,000 tons to 11,600 tons of nonwoven material.  The scope and timing of our expansion plans are based on our internal projections and estimated demand for our PPS products. If our projections are incorrect and the actual demand for our PPS products is less than projected, we may expend a significant amount of capital on equipment which ultimately may not have been needed.

If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage and competitors could use our processes and manufacture and market similar products using similar processes, which could harm our market share and lower our profits.

We hold a number of authorized process patents and have a patent application pending in the PRC for our PPS manufacturing process.  We believe that among our competitive strengths are the proprietary manufacturing processes which we have developed and believe act as a barrier to entry for our potential competitors. Our success depends, in part, on our ability to protect these unique processes against competitors and to defend our intellectual property rights when they are violated.  If our pending patent application for our PPS manufacturing process is not granted or if we fail to adequately protect our existing process patents, competitors could use our processes, and manufacture and market similar products using similar processes, which could harm our market share and results of operations. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing their own processes that produce products that are similar or functionally equivalent to our products. If we lose the protection of our intellectual property our business would suffer.

If PRC environmental regulations change and our PPS product was unable to meet those regulatory changes, our PPS product could become obsolete and this would harm our business and prospects.

To reduce air pollution in China, the Chinese government recently implemented a policy which imposes stricter rules on carbon and other emissions by coal-fired power plants and others. Under these rules which came into effect on January 1, 2010, carbon and other emissions are required to be less than 50 milligrams per cubic meter by the end of 2010. Already, some of the larger, more developed cities, such as Beijing and Tianjin have adopted more stringent rules requiring that emissions be less than 30 milligrams per cubic meter. (Source: Electric Power, May issue, 2008.)  We believe, based on laboratory testing, that our PPS material satisfies current PRC governmental requirements and the more stringent local standards.  If those regulations were to change and our PPS product were unable to meet those regulatory changes, our PPS product could become obsolete and this would harm our business and prospects.

The introduction by a competitor and market acceptance of a high temperature resistant pollutant emission filtration material which was superior to our PPS material would harm our business.

If a competitor successfully introduces a product which is superior to our PPS products, and that product achieved wide market acceptance, our PPS product could become obsolete and the demand for them would decrease significantly.

As a manufacturer of components, our revenues will decrease if there is less demand for the end products in which our products are incorporated.

Our existing PET nonwoven products are sold, and we expect our PPS products will be sold, principally to customers that manufacture a wide range of end-use products, including filtration products, road construction materials, home furnishings, automobile interior insulation, and industrial packaging. Therefore, we are subject to the general changes in economic conditions affecting those industry sectors. If customers that operate in these industry sectors experience a downturn in their business or if they utilize substitutes for our products in their products, demand for our products and our business results will suffer.

Increases in the price of raw materials could reduce our profit margins if we cannot pass the increases on to our customers in the form of higher prices for our products.

Polyester is the primary raw material used by us to manufacture most of our products. The price of polyester fluctuates based on manufacturing capacity, demand and the price of crude oil, among other things. Our PPS product will be made from high quality polyphenylene sulfide resin, which we intend to purchase in the United States. Accordingly, the cost of this raw material will fluctuate with the value of the RMB against the dollar. Even where we are able to pass along at least a portion of raw material price increases to some of our customers, there is often a delay between the time we are required to pay the increased raw material price and the time we are able to pass the increase on to our customers. To the extent we are not able to pass along all or a portion of such increased prices of raw materials, our cost of sales would increase and our operating income would correspondingly decrease. We cannot assure you that the price of polyester will not increase in the future or that we will be able to pass on any increases to our customers.

Increases in energy prices will increase our operating costs and impair our financial results if we cannot pass cost increases on to our customers in the form of higher prices for our products.

We use a significant amount of electricity, gasoline and other energy sources to manufacture and transport our nonwoven products. We do not hedge our exposure to higher prices via energy futures contracts. A substantial increase in the price of fuel and other energy sources would increase our operating costs and could negatively impact our profitability and cash flows if we cannot pass the increases on to our customers.

Our manufacturing capacity is limited so a breakdown in our machinery or material interruption of business could prevent or limit our ability to manufacture our products and cause us to lose revenue and profits and impair our relationships with our customers.

We manufacture all of our existing products and plan to manufacture our new PPS products at our existing facility. We currently have three lines of production in operation and plan to install three additional lines. Any breakdown or disruption of our machinery, or interruption of business due to fires, explosion, adverse weather conditions or other catastrophic event, would result in us being incapable of manufacturing nonwovens to meet our production requirements. This may cause us to lose revenue and impair our relationships with our customers. Without our existing production facilities, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at the facility or identify an acceptable contract manufacturer. We do not carry business interruption insurance to cover lost revenue and profits. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows.

Our insurance is inadequate so we could be exposed to significant losses if any of our products cause personal injury or illness or if our property is damaged.

We do not maintain product liability insurance and our property and equipment insurance does not cover the full value of our property and equipment, so we could be exposed to significant losses if any of our products cause personal injury or illness or if our property is damaged. Any such loss could harm our business.

Increases in our environmental compliance costs and violations of environmental regulations by us could require us to change business practices, increase our operating costs and lower our profits.

We use a variety of chemicals in our manufacturing operations. As a result, we are subject to a broad range of environmental laws and regulations.  We regularly incur costs to comply with these environmental regulations, and those costs could increase significantly with changes in environmental regulations or their interpretation or enforcement which could further increase our operating costs and lower our profits.

Although we have not been subject to material environmental claims in the past, if we fail to comply with any present or future environmental regulations, damages, fines and criminal sanctions could be assessed against us and production could be suspended and our operations could cease. New regulations could also require us to acquire costly equipment or to incur other significant expenses which would lower our profits.

We rely on Mr. Jie Li, our chief executive officer, to manage our business, and if we lose his services, our business and prospects could suffer.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Jie Li, our chief executive officer, for the direction of our business. The loss of the services of Mr. Li for any reason could harm our business and prospects. We cannot assure you that Mr. Li will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Li. We have entered into an employment contract with Mr. Li, but that agreement does not guarantee that Mr. Li will continue to manage the company. Although we plan to do so following the closing of our planned initial public offering  we do not currently have key man insurance on Mr. Li, and if he were unable to continue as our chief executive officer due to death or disability and we were unable to replace him for a prolonged period of time, we could be unable to carry out our long-term business plan, and our future prospects for growth, and our business, could be harmed.

We may have difficulty establishing adequate management, legal and financial controls in the PRC, and such difficulties could reduce the value of any investment in our common stock.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, or modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. We may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. These deficiencies could impair our results of operations.

We may have violated Section 402 of the Sarbanes-Oxley Act of 2002 and Section 13(k) of the Exchange Act and may be subject to sanctions for such violations.

Section 13(k) of the Exchange Act provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company.  Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our financial position, results of operations or cash flows.

On February 12, 2010, we entered into a share exchange agreement with the owners of all of the outstanding shares of Hong Hui, a British Virgin Islands holding company which was incorporated in the British Virgin Islands on January 6, 2010 and our direct, wholly-owned subsidiary. Under the terms of the share exchange agreement, we issued and delivered to the Hong Hui stockholders a total of 14,510,204 shares of our common stock in exchange for all of the outstanding shares of Hong Hui. As a result of the share exchange, Hong Hui became our wholly-owned subsidiary and Foshan S.L.P. Special Material Co., Ltd., a PRC operating company, became our indirect wholly-owned subsidiary. At that time, Jie Li, who became our Chief Executive Officer on that date, was indebted on account of a previous loan in the amount of RMB 200,000 (approximately $29,474) made by Foshan.

The existence of indebtedness of Mr. Jie Li at the time the Company acquired Foshan and the continuation of such indebtedness thereafter may constitute a violation of Section 13(k) of the Exchange Act (Section 402(a) of Sarbanes-Oxley).  As of June 30, 2010, all loans had been repaid.

We do not have a Majority of Independent Directors

Our Board of Directors is comprised of six members, three of whom are “independent” within the NASDAQ rules. Accordingly, we do not currently have, and following the closing of our planned initial public offering we will not have, a Board of Directors the majority of whom are “independent” within the meaning of the NASDAQ rules and we will lack the oversight of an independent board.

We fall within the definition of a “controlled company” under the NASDAQ Marketplace Rules which provide that a company is considered a "controlled company" if greater than 50% of its voting power is held by an individual, a group or another company.  In order for a group to exist for purposes of this rule, the stockholders forming the group are required to publicly file a notice that they are acting as a group (e.g., Schedule 13D).  On December 29, 2010 a group consisting of Bestyield Group Limited, Jie Li, Proudlead Limited, Law Wawai, Pilot Link International Limited, Yang Wei, Li Shiyi, High Swift Limited, Han Hung Yuk, China Investment Management, Inc., Song Huaying, Newise Holdings Inc. and Li Jun filed a Schedule 13D disclosing the existence of a group with respect to their holdings in the Company.  As a “controlled company” we are not subject to the NASDAQ requirements (i) to have a majority of independent board members; (ii) for independent director oversight of executive officer compensation (as set forth in Section 5605(d) of the NASDAQ Marketplace Rule); and (iii) for independent director oversight of director nomination (as set forth in Section 5605(e) of the NASDAQ Marketplace Rule).

Risks Related to Doing Business in China

Our business operations are conducted entirely in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in the West and are continually changing, we will face risks including those summarized below.

The PRC may be more susceptible to political, economic, and social upheaval than other nations; any such upheaval could cause us to temporarily or permanently cease operations.

China has experienced unprecedented growth economically in the past three decades. Although the country has relaxed some restrictions on individual liberties, the rule of law is still a relatively new concept. Thus the legal system may not be equipped to handle complicated social and political problems accompanying the country’s fast economic growth. China has an extremely large population, significant levels of poverty, widening income gaps between rich and poor and between urban and rural residents, large minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems to be found in other countries. These conditions make China unique and may make it susceptible to major structural changes. Such changes could include a reversal of China’s movement to encourage private economic activity, labor disruptions or other organized protests, nationalization of private businesses, internal conflicts between the police or military and the citizenry, and international political or military conflict. If any of these events were to occur, it could damage China’s economy and impair our business.

The PRC environmental protection laws and regulations require PRC companies, especially PRC manufacturing companies, to obtain environmental approvals for the commencement and completion of production lines and pollution emission permits. Failure to obtain the necessary environmental approvals and permits may subject us to fines and, in some cases, may even result in the mandated cessation of production, which may in turn impair our normal business operations and expansion plans.

In order to be in compliance with PRC environmental protection laws and regulations, we are required to obtain a construction commencement approval and a completion examination approval for each of our three finished production lines.  We are also required to obtain a construction commencement approval from the local environmental protection bureau for one of our production lines that is currently under construction. We have obtained the construction commencement approval and completion examination approval for our three finished production lines.

On November 9, 2010, we submitted the application for the construction commencement approval for the new production line under construction to the local environmental protection bureau and on November 10, 2010, we received comments from them requesting us to complete the environment impact assessment of the new production line before submitting the application for the construction commencement approval.  The environmental impact assessment is currently being conducted by a third party authorized by the local environmental bureau.  We anticipate that it will be completed within 60 days from commencement (on or about January 10, 2011), but we cannot assure that this will be the case.  Once the environmental impact assessment is completed, we intend to resubmit the application for the construction commencement approval together with the environmental impact assessment to the local environmental protection bureau.   We anticipate that the construction commencement approval will be issued within 60 days from the submission date, but we cannot assure that this will be the case.

In addition, we are required to obtain a pollution emission permit for the disposal of waste gases, waste water, waste dust and other waste materials.  We do not currently have a pollution emission permit, but we are preparing the application for this permit and intend to submit the application after the new production line is completed.  The process of obtaining this permit after the application has been submitted can take up to 5 months.

We cannot assure you that we will be able to obtain the construction commencement approval or the pollution emission permit in a timely manner or at all.  Failure to obtain this approval and permit may subject us to fines or disrupt our operations and construction, which may materially and adversely affect our business, results of operations and financial condition.

We are subject to comprehensive regulation by the PRC legal system, which is uncertain. As a result, it may limit the legal protections available to us and we may not be now, or remain in the future, in compliance with PRC laws and regulations.

Foshan, our operating company, is incorporated under and is governed by the laws of the PRC, where all of our operations are conducted. The PRC government exercises substantial control over virtually every sector of the PRC economy, including the production, distribution and sale of nonwovens. In particular, we are subject to regulations and administration by local and national branches of the Ministry of Environmental Protection, the Ministry of Commerce, as well as the General Administration of Quality Supervision, Inspection and Quarantine, the State Administration of Foreign Exchange, General Administration of Customs, the State Administration of Taxation and other regulatory bodies. In order to operate under PRC law, we must have valid licenses, certificates and permits, which must be renewed from time to time. If we were to fail to obtain the necessary renewals for any reason, including sudden or unexplained changes in local regulatory practice, we could be required to shut down all or part of our operations temporarily or permanently.

 Foshan is subject to PRC accounting laws, which require that an annual audit be performed in accordance with PRC accounting standards. The PRC foreign-invested enterprise laws require that our subsidiary, Foshan, submit periodic fiscal reports and statements to financial and tax authorities and maintain its books of account in accordance with Chinese accounting laws. If PRC authorities were to determine that we were in violation of these requirements, we could lose our business license and be unable to continue operations temporarily or permanently.

The legal and judicial systems in the PRC are still rudimentary. The laws governing our business operations are sometimes vague and uncertain and enforcement of existing laws is inconsistent. Thus, we can offer no assurance that we are, or will remain, in compliance with PRC laws and regulations. Because of the vagaries of implementation, interpretation and enforcement of PRC laws, our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.

We could incur severe penalties if we fail to comply with the Foreign Corrupt Practices Act which prohibits U.S. companies from engaging in bribery and prohibits payments to foreign officials for the purpose of obtaining or retaining business.

We are required to comply with the United States Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies from engaging in bribery or making prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. The PRC also strictly prohibits bribery of government officials. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Our employees, agents, representatives and consultants may not always be subject to our control. If any of them violates FCPA or other anti-corruption law, we might be held responsible. We could suffer severe penalties in that event. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or which we acquire.

The RMB is not a freely convertible currency and governmental control of currency conversions could limit our ability to distribute and/or obtain sufficient foreign currency to support our business operations in the future, and may affect the value of our stock.

All of our revenue is earned in RMB, and current and future restrictions on currency conversions may limit our ability to use revenue generated in RMB to make dividend or other payments in U.S. dollars. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including the restriction that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at PRC banks specifically authorized to conduct foreign-exchange business and register foreign exchange transactions with the PRC government. This would impair our ability to pay dividends and could reduce the value of our stock.

In addition, conversion of foreign currencies for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign-exchange accounts for capital account items. There is no guarantee that PRC regulatory authorities will not impose additional restrictions on the convertibility. In addition, failure to comply with any other PRC foreign exchange regulations may result in difficulties in converting foreign currency funds raised offshore into RMB and injecting such capital into our PRC operating company. These restrictions could prevent us from distributing dividends and thereby reduce the value of our stock.

Fluctuation of the exchange rate of the RMB against the US dollar could result in foreign currency losses.

In 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the United States dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the United States dollar of approximately 17.5% from July 1, 2005 through September 1, 2009.  There remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the United States dollar.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB, appreciation of the RMB against the U.S. dollar could reduce the value in RMB of the proceeds of the financing. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes, and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our business and dividends would be reduced. In addition, the depreciation of significant U.S. dollar-denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Our PRC stockholders are required to register with SAFE; their failure to do so could cause us to lose our ability to remit profits out of the PRC as dividends.

The State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005, or the SAFE No. 75 Notice, requiring PRC residents, including both legal persons and natural persons, to register with the applicable local SAFE branch before establishing or controlling any company outside China, referred to as an “offshore special purpose company” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any asset located in China. If any PRC shareholder of an offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and remitting the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Mr. Jie Li, Mr. Li Jun, Mr. Li Shiyi, Ms. Wei Yang, and Ms. Song Huaying (collectively the “Individual Founders”) are PRC residents and the ultimate shareholders of Foshan. To the best of our knowledge, at the date hereof, the Individual Founders are subject to the registration requirements of SAFE No. 75 Notice. We are informed that Foshan has requested the Individual Founders to make the necessary applications and filings as required under the SAFE No. 75 Notice. We are informed by Foshan that the Individual Founders have liaised with the SAFE branch in Guangdong province and upon its confirmation, they will apply for the SAFE registration. However, we cannot assure you that the SAFE branch in Guangdong province will accept the application or the Individual Founders can obtain the SAFE registration. The failure or inability of the Individual Founders to receive any required approvals or make any required registrations may subject us and the Individual Founders to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit Foshan’s ability to make distributions or pay dividends or affect the ownership structure, as a result of which our business operations and Foshan’s ability to distribute profits to us could be materially and adversely affected.

PRC regulation of loans to and direct investment by offshore holding companies in PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC operating companies, which could materially and adversely affect our liquidity and ability to fund and expand our business.

As an offshore holding company of a PRC operating Company, we may make loans or additional capital contributions to our existing or future PRC operating companies. Any loans to our PRC operating companies are subject to PRC regulations. For example, loans to our operating companies in China to finance their activities may not exceed statutory limits and must be registered with SAFE. If we decide to make capital contributions to our operating entities in the PRC, the PRC Ministry of Commerce, or MOFCOM, (or MOFCOM’s local counterpart, depending on the amount involved) must approve these capital contributions. We cannot assure you that we will be able to obtain these government approvals or registrations on a timely basis, if at all, with respect to any such capital contributions or shareholder loans. If we fail to receive such approvals or registrations, our ability to use the proceeds of our planned initial  public offering to capitalize our PRC operations may be negatively affected, which could adversely affect our ability to fund and expand our business.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from the foreign currency-denominated capital may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for in its business scope. In addition, SAFE strengthened its oversight of the flow and use of Renminbi funds converted from the foreign currency denominated capital of a foreign-invested company. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including imposing substantial fines on us. Therefore, Circular 142 may significantly limit our ability to transfer the net proceeds or our planned initial public offering to our subsidiary in the PRC, which may adversely affect the business expansion of Foshan.

The new provisions of the PRC Labor Contract Law may substantially increase our labor-related costs in the future.

The PRC Labor Contract Law, which became effective as of January 1, 2008, contains many provisions which are more favorable to employees than prior labor regulations in effect in China. This may substantially increase our labor-related costs in our future operations. According to the new law, an employee is entitled to terminate his or her employment relationship with his or her employer for certain causes, such as delay in payment of wages or social insurance contribution or dissatisfactory labor protection, and under such circumstances the employer is liable to pay compensation to the employee. The amount of such compensation payment shall be one month's salary for each year that the employee has served the employer. If the monthly wage of an employee is three times greater than the average monthly wage in the previous year for employees as announced by the people’s government at the municipal level directly under the central government or at the city-with-district level where the employer is located, the compensation paid must be three times the average monthly wage of employees up to a maximum of not more than 12 years of work. We may also be liable to compensate an employee if we decide to terminate an existing employment contract before its expiration. Under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn.  No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may substantially increase our labor-related costs in the future.

Our operating subsidiary’s failure to comply with PRC regulations requiring it to open and contribute to housing accounts for its  employees could cause us to have to pay unpaid housing funds and subject us to fines and employee claims which would harm our business and reputation.

Under applicable PRC regulations, PRC enterprises are required to open housing fund accounts and contribute funds to those accounts for their employees. The monthly contributions must be at least 5% of each employee’s average monthly income in the prior year. Foshan has not opened the housing funds accounts since its establishment.  As of September 30, 2010, the accumulated unpaid amount is approximately RMB 1.516 million (approximately $222,360).  The local housing funds administrative authority may require Foshan to pay the funds due within a specified time period. If Foshan fails to do so within the specified time period, the local housing authority may seek judicial enforcement against Foshan to make such payment.  Foshan could be also be subject to fines imposed by the housing funds administrative authority of a minimum of RMB10,000 (approximately $1,471) and  maximum of RMB 50,000 (approximately $7,353). Our current and former employees are also entitled to claim their housing funds individually by arbitration or action. As of the date of this report, we are not subject to any claims from our employees in connection with our failure to open or contribute to housing fund accounts. If any of our employees brings such action against us and the arbitration award or court judgment was made in their favor, we would have to pay the total amount of housing funds due to the employee. Our payment to rectify our non-compliance with employee’s housing provident funds regulations would require us to divert our financial resources and thus will negatively impact our operations and our liquidity.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (“Circular 698”) which was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released Circular 698 on December 10, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a PRC enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate and quantify the effective tax in the country or jurisdiction and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are no formal declarations with regard to how to interpret “abuse of form of organization” and “reasonable commercial purpose,” to determine compliance with Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

Enforcement against us or our directors and officers may be difficult and you could be unable to collect amounts due to you in the event that we or any officer or director violates applicable law.

Our operating company, Foshan, is located in the PRC and substantially all of our assets are located in the PRC. Most of our current officers and directors are residents of the PRC, and most of their assets are located in the PRC. As a result, it could be difficult for investors to effect service of process on us or those persons in the United States, or to enforce a judgment obtained in the United States against us or any of these persons. In addition, it may be difficult to bring an original action in a PRC court to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

If we lose our land use rights we would be required to identify another site for our operations and obtain the land use rights for that land. We would then have to relocate and move our operations to the new site, which would interrupt our business and would require us to incur relocation and build out costs at the new site, all of which would have a negative effect on our financial condition and results of operations.

We do not own the land where our plant and facility is located, for in China, there is no private ownership of land, and land is owned by the state or rural collective economic organizations.  In the case of land used for industrial purposes, land use rights can be obtained from the government for a period of up to 50 years, and are typically renewable. Land use rights, however, can be revoked, and land users can be forced to vacate at any time, if redevelopment of the land is deemed to be in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We have incurred costs in building on the land on which our plant and machinery are located. If we lost our land use rights (including as a result of failure of the government to renew our land-use right certificate) we would be required to relocate and move our operations to a new site, which would interrupt our business and would require us to incur relocation and build out costs at the new site, all of which would have a negative effect on our financial condition and results of operations.

The approval of the PRC Securities Regulatory Commission, or the CSRC, may be required in connection with our planned initial public offering under a recently adopted PRC regulation; any requirement to obtain prior CSRC approval could delay the offering and failure to obtain such approval, if required, could have a material adverse effect on our business and could also create uncertainties for the offering.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the “Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors,” or the M&A Rule, which took effect on September 8, 2006 and was further amended on June 22, 2009, to more effectively regulate foreign investment in PRC domestic enterprises. The M&A Rule requires offshore special purpose vehicles, or SPVs, formed for the purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that SPVs are required to submit when seeking the CSRC approval for their listings outside of China. The interpretation and application of the M&A Rule is currently unclear. However, our PRC counsel has advised us that based on its understanding of the current PRC laws, rules and regulations and the M&A Rule, the M&A Rule does not require us to obtain prior CSRC approval for our planned initial public offering and was not required for our reverse acquisition of Hong Hui Holdings Limited because Foshan was established as a qualified foreign-invested enterprise before September 8, 2006, the effective date of the M&A Rule

However, if the CSRC or another PRC regulatory agency subsequently determines that prior CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may limit our operating privileges, delay or restrict the repatriation of the proceeds from the offering into China or payment or distribution of dividends by Foshan, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt the offering before settlement and delivery of our common stock. Also, if the CSRC later requires that we obtain its approval, we may be unable to meet or obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

We cannot predict when the CSRC will promulgate additional implementing rules or other guidance, if at all. If implementing rules or guidance is issued prior to the completion of the offering and consequently we conclude we are required to obtain CSRC approval, the offering will be delayed until we obtain CSRC approval, which may take several months or longer. Furthermore, any delay in the issuance of such implementing rules or guidance may create additional uncertainties with respect to the offering. Moreover, implementing rules or guidance, to the extent issued, may fail to resolve current ambiguities under the M&A Rule. Uncertainties and/or negative publicity regarding the M&A Rule could have a material adverse effect on the trading price of our common stock.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex than in the past. After the promulgation of the M&A Rule, the PRC government can now exert more control over the acquisitions of Chinese companies, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise. We may grow our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share by share or asset acquisition of the PRC companies.

The discontinuation of any preferential tax treatment currently available to us in the PRC or imposition of any additional PRC taxes on us could adversely affect our financial condition and results of operations.

Before January 1, 2008, pursuant to the then applicable enterprise income tax laws in China, foreign-invested companies established in China were generally subject to a state and local enterprise income tax, or EIT, at statutory rates of 30% and 3%, respectively, and could often be granted various preferential tax treatments including preferential tax rates and tax holidays.  Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both effective on January 1, 2008, a unified EIT rate of 25% and unified tax deduction standard is applied equally to both domestic-invested enterprises and foreign-invested enterprises, or FIEs.  The New EIT Law provides a five-year transitional period starting from its effective date for those enterprises which were established before March 16, 2007, the promulgation date of the New EIT Law. Enterprises established prior to March 16, 2007 are eligible for certain prescribed preferential tax rate in accordance with the then applicable income tax laws and administrative regulations and gradually become subject to the new statutory EIT rate of 25% over a five-year transition period starting from January 1, 2008.  For enterprises granted qualified tax holidays, such tax holidays continue until their expiration in accordance with previous tax laws and regulations, but where the tax holiday has not yet started because of a cumulative loss position, such tax holiday shall be deemed to commence from 2008, the first effective year of the New EIT Law. Currently, Foshan enjoys a 12.5% income tax preferential rate, which expires December 31, 2012. Thereafter, the expiration of Foshan’s preferential tax treatment will reduce our profitability and affect our financial results.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes; such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

The New EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered PRC “tax resident enterprises” and will generally be subject to the uniform 25% PRC EIT rate on their global income. In addition, a tax circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation rules to the New EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and other assets of an enterprise. In addition, the tax circular mentioned above details that certain Chinese-invested enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights.

Currently, there are no detailed rules or precedents governing the procedures and specific criteria for determining “de facto management bodies” which are applicable to our company or our overseas subsidiary.  A substantial majority of the members of our management team as well as the management team of some of our overseas subsidiary are located in China. If our company or any of our overseas subsidiaries is considered a PRC tax resident enterprise for PRC EIT purposes, a number of unfavorable PRC tax consequences could follow.  First, our company or our overseas subsidiaries will be subject to the uniform 25% EIT rate as to our global income as well as PRC EIT reporting obligations. Second, dividends payable by us to our investors and gain on the sale of our shares may become subject to PRC withholding tax as described below.

Dividends payable by us to our foreign investors and gain on the sale of our shares may become subject to taxes under PRC tax laws.

Under the New EIT law and its implementation rules, if we are considered a “resident enterprise”, income tax at the rate of 10% must be withheld on dividends payable by us to investors that are “non-resident enterprises” if such investors do not have an establishment or place of business in China or if, the relevant income is not effectively connected with an establishment or place of business in China. Similarly, any gain realized on the transfer of our common stock by such investors is also subject to a 10% PRC withholding income tax if such gain is regarded as income derived from sources within China and we are considered a “resident enterprise” for PRC EIT purposes. It is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a withholding tax of 10% for our non-PRC enterprise investors or a potential withholding tax of 20% for individual investors is imposed on dividends we pay to them and with respect to gains realized by such investors upon transfer of our common stock. In addition to the uncertainty surrounding “resident enterprise” classification, it is also possible that the rules may change in the future, possibly with retroactive effect. If we are required under the New EIT law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of our common stock under the circumstances mentioned above, the value of your investment in our common stock may be materially and adversely affected. It is unclear whether holders of our common stock would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas if we are considered a PRC “resident enterprise”.

We rely on dividends paid by Foshan for our cash needs, and any limitation on the ability of Foshan to make payments to us could have a material adverse effect on our ability to conduct our business.

As a holding company, we conduct substantially all of our business through our consolidated subsidiaries incorporated in China.  We rely on dividends paid by these PRC subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses.  The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China.  Foshan is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. As a result, Foshan’s ability to transfer a portion of its net assets to us in the form of dividends, loans or advances is limited. In addition, if Foshan incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of Foshan to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Further, according to the Circular on Issues Concerning Outward Remittance of Profit, Stock Dividends and Stock Bonuses Processed by Designated Foreign Exchange Banks, or Circular 29, issued by the SAFE on September 22, 1998, and amended on September 14, 1999, a foreign-invested enterprise whose registered capital has not been fully paid as provided by the terms of its articles is not allowed to remit its profits or dividends abroad unless a special approval by the SAFE is granted. Circular 29 limits the ability of Foshan to remit funds to us, which could materially and adversely limit our ability to expand our business, make investments or acquisitions, pay dividends and otherwise fund and conduct our business.

All participants in our stock incentive plan who are PRC citizens may be required to register with SAFE and failure to comply may subject us and such participants to fines and legal sanctions. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors, employees and other parties under PRC laws.

In September 2010, we adopted a stock incentive plan under which we may make option grants and other awards to our officers, key employees, directors and consultants. All of our officers and directors, other than Chris Bickel and Richard M. Cohen, are PRC citizens.

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.”   We believe that under Circular 78, PRC citizens and residents who are granted stock or options under our stock incentive plans are required to register with SAFE or its local counterparts and request us (or engage domestic agents) to handle various foreign exchange matters associated with their stock incentive plans. In addition, as the employer, we are (or a PRC agent is) required, on behalf of PRC recipients of stock awards, to apply annually to SAFE or its local offices for a quota for the conversion and/or payment of foreign currencies in connection with the domestic individuals’ exercise of the employee stock options. The foreign exchange proceeds received by the PRC persons from the sale of shares under our stock incentive plan are required to be remitted to bank accounts in China opened by their employers or PRC agents.

The registration and approval requirements set forth in Circular 78 will be burdensome and time consuming on us.  If we fail to comply, our PRC subsidiary (if deemed to a domestic agent as defined under Circular 78) and participants of our stock incentive plan who are PRC citizens may be subject to fines and legal sanctions and we may be prevented form granting equity compensation to our officers, key employees, directors and consultants who are PRC citizens, in which event we will have to find alternative methods (such as additional salary and bonuses) to compensate such persons which would adversely affect our cash flow and business operations.

Risks Related to an Investment in Our Common Stock

Our executive officers and directors beneficially own a significant portion of our common stock and may take actions that are contrary to your interests and that could reduce the value of your stock.

Our chief executive officer and director Jie Li, our president of sales and director Law Wawai and our director Li Jun, beneficially own an aggregate of approximately 69.7% of our common stock.   Even assuming conversion of all of the outstanding convertible notes and the exercise of all our warrants, they will own a significant portion of our outstanding common stock.  As a result, they will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. In any such stockholder vote, their interests may differ from that of other stockholders and they could cause us to take actions that are contrary to your interests and that could reduce the value of your stock.

We do not intend to pay cash dividends in the foreseeable future which may negatively affect the price of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.  In addition, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from Foshan, our PRC-based operating company, which, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See “Risks Related to Doing Business in China” above.

There is currently no trading market for our common stock and an active trading market may not develop after our planned initial public offering.

Our shares are not currently traded on any exchange.  We have applied to have our common stock listed on the NASDAQ Capital Market.  On the consummation of our planned public offering, if such event occurs, we believe that we will satisfy the listing requirements and expect that our common stock will be listed. Such listing, however, is not guaranteed. The underwriters are not obligated to make a market in our securities and, even after making a market, can discontinue market making at any time without notice. We cannot provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that the market will continue. If our planned public offering is not successful we will not satisfy the listing requirements for listing on the NASDAQ Capital Market

Our common stock may be delisted from the NASDAQ which could negatively impact the price of our common stock and our ability to access the capital markets.

The listing standards of the NASDAQ Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price, satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. If, after listing, we fail to comply with all listing standards applicable to issuers listed on the NASDAQ Capital Market, our common stock may be delisted.  If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the delisting of our common stock could hinder our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could impair our ability to raise capital. Delisting from the NASDAQ Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Future sales or perceived sales of our shares of common stock could depress our stock price.

All of our executive officers and directors and certain of our shareholders have agreed not to sell shares of common stock for a period of 90 days following the closing of our planned public offering.  In addition, all of the selling stockholders listed in a resale prospectus which forms a part of the Public Offering Registration Statement have agreed not to sell shares of their common stock for a period of 90 days following the closing of the offering.  Shares subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act of 1933, as amended.  As we are a former “shell” company  (as that term is defined in Rule 12b-2 under the Exchange Act), none of the shares held by our current shareholders are freely tradable, however commencing on February 12, 2011 those shares will be eligible for resale under Rule 144 subject to the restrictions set forth in Rule 144.   If the holders of these shares were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of dilution from the offering or other potential sales could cause shareholders to attempt to sell their shares and investors to short shares of our common stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Item 1B.               Unresolved Staff Comments

Not Applicable.

Item 2.                  Properties

Our manufacturing facility is located in Foshan City, Guangdong Province, PRC and has over 10,000 square meters of operating space on 33,074 square meters of land.  Our land use right was granted by Nanhai State-Owned Land Resource Bureau in 2002 and expires in October 2052.  If we want to continue to use the land after the expiration date, we must apply for an extension at least one year prior to the granted land use right’s expiration.

All land in the PRC is owned by the state or rural collective economic organizations and cannot be sold to any individual or entity.  Instead, the government grants or allocates land users a “state-owned land use right.”

Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the typical case in Western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government

Item 3.                 Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business.  We are currently not aware of any legal proceedings in which the ultimate outcome, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

Item 4.                 (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock does not trade and is not quoted on any public market. We have applied to have our common stock listed on the NASDAQ Capital Market.  We expect our listing to be effective prior to the date of effectiveness of the Public Offering Registration Statement.  No assurance can be given that our listing application will be approved.  If our planned public offering is not successful, we will not qualify for listing on the NASDAQ Capital Market.

Holders

As of December 28, 2010, there were 15,265,714 shares of our common stock issued and outstanding and we had approximately 212 shareholders of record of our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and are restricted from paying dividends by virtue of the fact that we are a holding company. We currently intend to retain all earnings, if any, for use in business operations and we do not anticipate declaring any dividends in the near future.

The payment of dividends is contingent on the ability of our PRC based operating subsidiary Foshan to obtain approval to send monies out of the PRC. The PRC’s national currency, the Yuan, or renminbi, is not a freely convertible currency. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

Securities authorized for issuance under equity compensation plans

The following table summarizes the equity compensation plans under which our securities may be issued as of September 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	—	—
Equity compensation plan not approved by security holders (1)	400,000	$(2)	1,756,218
Total

(1) Our Board of Directors adopted the China SLP Filtration Technology, Inc. 2010 Stock Incentive Plan, or the 2010 Plan, on September 3, 2010.  All our officers and key employees, directors and consultants, including those of our subsidiaries and affiliates, who are responsible for or contribute to the management, growth and/or profitability of our business, are eligible for participation in the 2010 Plan. Two Million One Hundred Eighty Six Thousand Two Hundred Eighteen (2,186,218) shares of our common stock (or such number of shares as shall equal ten percent of the shares of common outstanding on a fully diluted basis after giving effect to the offering and the conversion of the note) have been authorized and reserved for the 2010 Plan. We may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards under the 2010 Plan.

(2)    On September 3, 2010, under the 2010 Plan and in connection with his appointment as Chief Financial Officer, the Board granted Eric Gan an option to purchase 400,000 shares at an exercise price equal to the public offering price of our planned public offering.  The option shall vest and be exercisable as follows; 160,000 shares will vest and become exercisable on July 31, 2011; 120,000 shares will vest and become exercisable on July 31, 2012; 120,000 shares will vest and become exercisable on July 31, 2013.  In the event that the employment is terminated within 12 months from the employment agreement date by the Company without cause, 160,000 shares shall be vested immediately on the termination date.

Recent Sales of Unregistered Securities

Set forth below are all issuances of securities by the company during the past three years which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). In each of these issuances the recipient represented that he or it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Unless specifically set forth below, no underwriter participated in the transaction and no commissions were paid in connection with the transactions.

February 2010 Share Exchange

On February 12, 2010, we entered into a share exchange agreement with the owners of all of the outstanding shares of Hong Hui Holdings Limited, a British Virgin Islands holding company which was incorporated in the British Virgin Islands.   Under the terms of the share exchange agreement we issued and delivered to the Hong Hui stockholders a total of 14,510,204 shares of our common stock in exchange for all of the outstanding shares of Hong Hui.  As a result of the share exchange or reverse merger, Hong Hui became our wholly-owned subsidiary, and the Hong Hui stockholders became holders of 14,510,204 shares of our common stock.  The Hong Hui stockholders with whom we completed the share exchange are as set forth below, each of whom is a company incorporated in the British Virgin Islands and each of whom received the number of shares set forth beside their respective names:

Bestyield Group Limited, 4,353,061;
Proudlead Limited, 4,353,061;
Newise Holdings Limited, 2,321,633;
Pilot Link International Limited, 1,668,673;
High Swift Limited, 1,088,265; and
China Investment Management Inc., 725,511.

All of the above issuances were deemed to be exempt under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.  The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act.

February 2010 Private Placement Transaction

On February 12, 2010, immediately following the closing of a share exchange agreement we entered into a note purchase agreement with certain accredited investors for the sale of convertible notes, in the aggregate principal amount of $4,140,000, and warrants (which are exercisable only in certain circumstances).   The closing of the sale of the notes and warrants occurred on February 12, 2010.

The terms of the notes and warrants is described elsewhere in this report.  See “OUR HISTORY AND CORPORATE STRUCTURE – Private Placement” beginning on page 19 of this report.

Placement Agent Warrant and Financial Advisor Warrant

United Best

United Best, our foreign advisor controlled by Mr. Li Jun, one of our directors, provided financial services in connection with the financing and reverse merger.

Under the terms of a consulting agreement between United Best and the company, United Best was paid a commission of $202,000 at the closing of the financing. United Best is also owed an additional $75,000 for services rendered in connection with the financing.  Additionally, under the consulting agreement, as amended, United Best, our foreign advisor, is entitled to be paid on completion of our planned initial public offering a success fee of $750,000 (which represents 3% of the $25,000,000 in gross proceeds to be received by us in connection with our planned initial public offering).

At the closing of the transaction, United Best received 362,755 shares of our common stock for its services.  United Best is also entitled to receive an additional 193,186 shares at the closing of our planned initial public offering.

In addition, as partial consideration for providing these financial services, United Best is entitled to receive, on conversion of the notes issued to the investors in the February 2010 private placement (which shall occur upon consummation of our planned public offering), a five-year warrant to purchase 98,571 shares of common stock (which represents 5% of the number of common stock expected to be issued to the note holders on conversion), exercisable at the price of  $2.10 per share  (i.e. the price at which the notes converted assuming a public offering price of $6.00 per share). Unlike the investor warrants, these warrants will not terminate but instead become exercisable on conversion of the notes and consummation of our planned initial public offering.   If the note conversion does not occur, United Best will receive a five-year warrant to purchase that number of shares of common stock equal to 5% of the common stock underlying the warrants issued to the investors in the private financing exercisable at the same price at which those investor warrants are exercisable

Primary Capital

Primary Capital also provided financial services in connection with the private placement and reverse merger.

Under the terms of a financial services agreement between Primary Capital and the company, Primary Capital was paid a commission of $202,000 at the closing of the February 2010 private financing. Primary Capital is also owed an additional $75,000 for services rendered in connection with the private placement.  Primary Capital is also entitled to receive $15,000 on completion of our planned initial public offering and $15,000 for the next succeeding seven calendar quarters for an aggregate amount of $120,000.

At the closing of the financing, Primary Capital received 290,755 shares of our common stock.  Primary is also entitled to receive 265,186 shares of common stock on the closing of our planned initial public offering

In addition, for providing these financial services Primary Capital is entitled to receive, on conversion of the notes issued to the investors in the February 2010 private placement (which shall occur upon consummation of our planned initial public offering), a five-year warrant to purchase 98,571 shares of common stock (which number is equal to 5% of the 1,971,428 number of shares of common stock expected to be issued to the noteholders on conversion), exercisable at $2.10 (which equals the price at which the notes converted.)   Unlike the investor warrants, these warrants will not terminate but instead become exercisable upon conversion of the notes and consummation of our planned initial public offering.  If the note conversion does not occur, Primary Capital will receive a five-year warrant to purchase that number of shares of common stock equal to 5% of the common stock underlying the warrants issued to the investors in the private financing exercisable at the same price at which those investor warrants are exercisable.

Other than the securities mentioned above, we have not issued or sold any securities without registration within the past three years.

All of the above issuances in connection with the February Private Placement were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and the related notes included elsewhere in this report.  This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those which we discuss under “Risk Factors” and elsewhere in this report.

Overview

This section discusses and analyzes our results of operations and financial condition, including the results and condition of our operating company, Foshan, which have been consolidated with our own results for all periods presented. This discussion is intended to help you understand our financial results and the current facts and trends that may cause them to change, so that you may make informed judgments about our likely financial results in the future and, insofar as those results may affect our stock price and informed investment decisions.

This discussion should be read in conjunction with our audited financial statements and accompanying notes as of September 30, 2010 and for the year then ended.

References to 2010 and 2009 refer to the fiscal years ended September 30, 2010 and 2009, respectively.

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

Our manufacturing facility, which is located in Foshan City, Guangdong Province, PRC, currently has three production lines for PET nonwovens with annual product capacity of 8,000 tons. We plan to begin commercial production of our PPS nonwoven fabric in early 2011 with the completion of our first PPS filament production facilities. With the addition of two additional PPS production lines latter part of 2010, total three production lines of PPS will reach 3,600 tons of annual production capacity, which will bring our total overall production capacity to 11,600 tons per year.

Important Factors Affecting our Results of Operations

The most significant factors that could affect our financial condition, costs and results of operations in the future are:

Fluctuations in price of polyester:   Polyester resin is the principal raw material used in our productions and its price fluctuations affect our business operations. For the year ended September 30, 2010, 98% of our raw materials consisted of polyester, the cost of which increased with the price of crude oil. The increase in the purchase price of our raw materials resulted in a reduction of gross profit by $0.97 million for the year 2010.

Our ability to successfully commercialize our PPS manufacturing process:  Our future growth and profitability will depend on our ability to successfully commercialize our PPS manufacturing process. To date, we have not sold any PPS nonwoven products but expect sales to commence after we commence production of PPS nonwoven material in early 2011.

The effectiveness and market acceptance of our new product offerings. Market perception and acceptance of our PPS nonwoven materials by coal-fired power plants and other potential users as a filtration device for carbon and other emissions will largely dictate the rate at which our company will grow if at all.

Our ability to obtain additional financing.  To continue to grow in the future, we will need to purchase more PPS production equipment which will require us to raise additional financing.  As of the date of this report, we believe the U.S. capital markets are facing many difficulties. Potential sources of additional financing may be unwilling or unable to provide us with the additional financing we need to fully carry out our expansion plans. If we are unable to obtain additional financing, we will fund our expansion with operating cash flow which may be inadequate to allow us to grow at our desired rate.

Degree of enforcement of new PRC Environmental Regulations. The degree to which the PRC government enforces its recently adopted regulations relating to carbon and other pollutant emissions by coal fired power plant operators and other plant operators that operate coal fired facilities that are not currently in compliance with those regulations will have an impact on the demand for our PPS bag filters.

Possible financial exposure resulting from our failure to contribute housing provident fund:   Under PRC regulations we are required to open housing funds accounts and make monthly contributions of at least 5% of each employee’s average monthly income in the previous year. We have not contributed housing funds for our employees because this practice has been permitted by local authorities. The accumulated unpaid amount was approximately RMB 1.66 million (approximately $248,087) as of September 30, 2010. If the local authorities began to enforce these regulations and we are forced to contribute to the funds, our current year’s net income would be reduced by $16,439 and retained earnings would be reduced by $231,648. The housing funds administrative authorities are permitted to impose a fine of not less than RMB10, 000 (approximately $1,471) and no more than RMB50,000 (approximately $7,353) which would further reduce our net income by  the amount of the fine.

Tax uncertainty.  We believe that our taxable income and deductions were calculated pursuant to the PRC tax laws, regulations and local tax authority enforcement practice. However, changes in PRC tax laws and regulations may have an adverse and retroactive impact on our financial position and results of operations. In addition, the local tax authority at Foshan may change its interpretation and enforcement of the PRC tax laws and regulations which could have an adverse and retroactive impact on our financial position and results of operations.  The company is not able to predict any such changes, and thus we cannot reasonably estimate the amount of the potential impact.

Results of Operations

Comparison of Fiscal Years Ended September 30, 2010 and 2009

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See the financial statements of the company beginning on page F-3 and the related notes thereto and other financial information included elsewhere in this report.

	Year Ended September 30,
	2010		2009
	Amount	%	Amount	%

Net sales	$19,952,422	100	$11,849,712	100
Cost of sales	13,772,843	69	7,906,614	67
Gross profit	6,179,579	31	3,943,098	33
SG&A expense	2,272,881	11	1,219,114	10
Bad debt expense (recovery)	-		11,497	0
Operating income	3,906,698	20	2,712,487	23

Other income (expenses)	(1,661,598)	8	266,835	2
Income taxes	24,023		-
Net income	$2,221,077	11	$2,445,652	21

Net Sales

Net sales consisted of sales of needle punched PET nonwoven fabric and thermal calendared products. Our net sales for the year ended September 30, 2010 were $19,952,422, an increase of $8,102,710, or 68%, from prior year’s net sales of $11,849,712. The increase in net sales was largely attributable to higher sales volume of our newly launched needle-punched nonwoven fabric products. Sales of needle-punched PET products for 2010 were $8,618,407, an increase of $5,766,977, or 202%,compared to $2,851,430 for 2009.   In addition, sales of thermal calendared PET materials for 2010 were $11,331,528, an increase of $2,543,161, or 29%, from $8,788,367 for 2009, which was mainly due to higher sales volume.

Cost of Sales

Cost of sales primarily consists of the cost of raw materials, labor and manufacturing overhead expenses.

Our cost of sales for 2010 was $13,772,843, an increase of $5,866,229, or 74%, from $7,906,614 for 2009.  Cost of sales represented 69% of net sales for 2010 compared to 67% for 2009, reflecting the higher cost of our products sold in 2010 compared to 2009. Raw material cost increased to $10,937,772, an increase of $5,501,011 from $5,436,761 in 2009 of which production volume increase accounted for 82%, or $4,525,506, and price increase contributed 18%, or $975,505

As a major component of our cost of sales, the price of raw materials, increased in 2010 and contributed 18% of increased cost of sales.  Improved demand for end use products in 2010 increased the price of polyester resin which is the principal raw material in our PET nonwoven fabric production. The rise in the price of polyester was more obvious in the later part of 2009.  Given the recent rise of crude oil price and the fact that the global economy is recovering, we believe the price of our raw materials will stay at relatively high levels and will continue to adversely affect our PET product gross margin since our ability to pass the increased material cost to customers is limited.

Labor cost accounted for approximately 2% and 3% of the total cost of sales for 2010 and 2009 respectively, reflecting the Company’s effective labor cost control.

Manufacturing overhead expenses were approximately 19% of total cost of sales for 2010, compared to 27% of cost of sales for 2009 reflecting greater capacity utilization rates with the addition of our new production line in February 2009. Manufacturing overhead represented approximately 13% and 16% of the net sales for 2010 and 2009, respectively.

Gross Profit

Our gross profit was $6,179,579 in 2010, an increase of $2,236,481, or 57%, from $3,943,098 in 2009. The increase in gross profit resulted primarily from the increase in our net sales.  As a percentage of net sales, gross profit was 31% in 2010, compared to 33% in 2009. The lower gross profit margin was primarily due to increase in raw material cost in 2010 from 2009, offset by improved production efficiency.

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

Selling, general and administrative expenses were $2,272,881 in 2010, an increase of $1,053,767, or 87%, from $1,219,114 in 2009 primarily due to (i) increases of $557,500 in legal and accounting fees; (ii) $310,840 in expenses incurred in our efforts to raise capital in the United States; and (iii) $170,308 in stock-based compensation expense.

Other Income and Expenses

Other income in 2010 includes interest income and income from revaluation of the fair value of the Company’s derivative liabilities, while other income in 2009 solely consists of interest income. Other expenses include primarily interest expense of $1,988,832 in 2010, an increase of $1,718,983, or 637%, from $269,849 in 2009.  Interest expense as a percentage of net sales increased to 10% in 2010 from 2.3% in 2009.  The increase in interest expense was mainly attributed to non-cash expenses recorded as a result of our adoption of derivative accounting rules under FASB ASC 815-40 to record the $4,140,000 of convertible loan notes. These accounting rules require us to record derivative liabilities (warrants) embedded in the privately placed bridge-loan which closed on February 12, 2010 and treat the expenses directly related to the debt financing as discount so that interest is periodically accreted from the discount to the gross amount of the notes issued at its maturity date. This non-cash accretion of interest accounted for $1,524,750, or 77%, of the total interest expense in 2010. Excluding accreted interest, interest expense for 2010 represents approximately 2% of our net sales in 2010.

Provisions under FASB ASC 815 also require us to measure at each reporting period the fair value of the warrants issuable in conjunction with the private placement of convertible notes closed in February 2010. The effect of the revaluation of warrants resulted in other income of $313,000 in 2010.

Income Tax

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. Since the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2010 and September 30, 2009.

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

The tax provision for fiscal year was $24,023. The company has recorded zero deferred tax assets or liabilities as of September 30, 2010 and September 30, 2009, net of tax allowance, because all other significant difference in tax basis and financial statement amounts are permanent differences.

Net Income

Net income was $2,221,077 in 2010, a decrease of $224,575, or 9%, from net income of $2,445,652 in 2009.  The decrease was due to the non-cash interest expense derived from the convertible notes financing transaction which closed in February 2010.  Excluding a $1,524,750 non-cash interest expense relating to accretion of the discounted convertible notes and income from revaluation of warrants issued in conjunction with the notes, net income increased by $987,175, or 40% from 2009.

Foreign Currency Translation Adjustments

Throughout 2010, the RMB rose steadily against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $415,775. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but the fluctuation of the Renminbi may materially and adversely affect your investment if the current trend of appreciation of the RMB is reversed.

All of our revenue was generated and expenses were incurred in the PRC and Hong Kong in 2010 and were denominated in Renminbi. Our income statement accounts in 2010 were translated at the annual average exchange rate of $1 to RMB 6.8118 and the balance sheet items, except the equity accounts, were translated at the year-end rate of $1 to RMB 6.6912. The equity accounts were stated at their historical rate when the corresponding transactions occurred.

Net foreign currency translation gain was $415,775, or 2% of net sales, in 2010 as compared with the previous year’s net foreign currency translation losses of $57,078, or 0.5 % of net sales.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	Years Ended September 30,
	2010	2009
	(Consolidated)	(Consolidated)
Net cash provided by operating activities	$4,411,689	$2,700,162

Net cash (used in) investing activities	$(5,230,563)	$(1,158,033)

Net cash provided by (used in) financing activities	$2,708,294	$(600,498)

Net cash inflow	$1,997,653	$930,078

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

At September 30, 2010, we had several bank loans in a total amount of $3.8 million (RMB25.4 million) with Agriculture Bank of China, Foshan Branch. These loans are repayable in December 2010. See Note 19 (“Subsequent Events”) to our consolidated financial statements for the current status of these loans.

On February 12, 2010, we completed a financing transaction in which we received net proceeds of $3,409,813 through a private placement of convertible notes and warrants to certain accredited investors.

Operating Activities

For the fiscal year ended September 30, 2010, net cash provided by operating activities was $4,411,689, representing an increase of $1,711,527, or 63%, from $2,700,162 for the fiscal year ended September 30, 2009.  The increase was due primarily to an increase in net sales, improved collection of credit sales, increase in clients’ deposits and reduction of advance made to suppliers.

Investing Activities

During 2010, net cash used in investing activities was $5,230,563, an increase of $4,072,530 from $1,158,033 for 2009.  The greater investment costs of 2010 were due to our purchases of equipment and expenditures related to outfitting our manufacturing facilities for new PPS production line.

Financing Activities

For 2010, net cash received in financing activities was $2,708,294, an increase of $3,308,792 compared with net cash used in financing activities of $600,498 for 2009. Cash received in 2010 represents net proceeds received from private placement of convertible notes offset by repayments of short term borrowings. Cash used in 2009 represents repayments of short term borrowings.

Loans and Credit Facilities

The balance of our outstanding short-term bank loans as of September 30, 2010 was $3,796,053, as compared with $4,578,409 as of September 30, 2009.  We repaid $859,346 of short term bank loans in 2010.

Other than as disclosed in the financial statements, we had no long term debt, capital lease obligations, operating leases or any other long term obligations as of September 30, 2010.

On February 12, 2010, we entered into a note purchase agreement with certain accredited investors for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants (which are exercisable only in certain circumstances), with net proceeds for $3.4 million after finance costs. The notes require quarterly interest payments at a rate of 10% per annum and interest for six months in an amount of $204,464 to be held in an escrow account. The notes are convertible into shares of common stock at a 65% discount to the offering price upon consummation of a “qualified financing.”   Our planned initial public offering is expected to be a “qualified financing.”

The warrants become void if the notes automatically convert into common stock which is expected to occur upon consummation of our planned initial public offering in the US capital market. The warrants are exercisable at any time during a five-year period commencing on the closing of a “financing,” which means the first sale (or series of related sales) by us of stock (or debt or equity securities convertible into stock), in a capital raising transaction, occurring after the maturity date (or the date the notes become due pursuant to a default, if earlier) with aggregate gross proceeds of at least $20,000,000. The warrants cannot be exercised if no financing is consummated within the five-year period after the issue date. Please see the section entitled “Our History And Corporate Structure - Private Placement” beginning on page 19 for a more complete discussion of the notes and warrants issued in the February 12, 2010 private placement.

Future Cash Commitments

Our planned expansion of our PPS manufacturing facilities in 2011 will require significant investment capital. We intend to use the net proceeds from the proposed public offering to purchase and install three new production lines to manufacture PPS materials which will increase our annual output to 11,600 tons of nonwoven material. The estimated cost of this equipment is approximately $20,000,000.  In the future, we may need to raise additional capital if the proceeds from the two financings and our operating cash flows are inadequate to continue our capital expansion plans.

Restatement of Previously Issued Financial Statements

In connection with the review by the staff of the Division of Corporation Finance of the Securities and Exchange Commission of the Public Offering Registration Statement, an error in our interim financial statements was identified in that we failed to record on our financial statements a liability of $75,000 owed to each of United Best and Primary Capital ($150,000 in total) for advisory services rendered in connection with our private placement of convertible notes which closed on February 12, 2010.  We also noted that a grant of 30,000 restricted shares of common stock in June 2010 to one of our directors was not reflected in the financial statements originally issued.

Accordingly, on November 24, 2010, immediately following the filing of the Current Report on Form 8-K, we filed (i) an amendment on Form 10-Q/A for the period ended June 30, 2010 containing restated interim financial statements for the three and nine month periods ended June 30, 2010 and (ii) an amendment on Form 10-Q/A for the period ended March 31, 2010, containing restated interim financial statements for the three and six month periods ended March 31, 2010.

The principal effects of the restatements are as follows:

•
As of June 30, 2010, accrued liabilities increased by $150,000 and stockholders’ equity decreased by $150,000.  Of this decrease, $150,000 is due to the recording of the $150,000 liability to United Best and Primary Capital.

•	As of March 31, 2010, accrued liabilities increased by $150,000 and stockholders’ equity decreased by $150,000.

•
We restated our selling, general and administrative expenses to reflect the fee of $150,000, which resulted in a reduction of income from operations, income before taxes, net income, and earnings per share for both the three months and six months ended March 31, 2010.

•
We restated our selling, general and administrative expenses to reflect the fee of $150,000 and stock-based compensation of $5,000, which resulted in a $5,000 and $155,000 reduction of income from operations, income before taxes, net income, and earnings per share for three and nine months ended June 30, 2010, respectively.

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

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. The estimated useful life is 50 years.

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of plant and equipment are as follows:

Building and plant	20 years
Machinery	10 years
Office equipment and computers	5 years
Vehicles	10 years

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)           Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, in connection with filing of this Annual Report on Form 10-K, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and has determined that our disclosure controls and procedures were not effective.  The conclusion that our disclosure controls and procedures were not effective was based on the material weaknesses identified by management as set forth below.

(b)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk..

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.

The conclusion that our internal control over financial reporting was not effective was based on the material weaknesses identified by management as set forth below.

In November 2010,  management identified certain material weaknesses which resulted in our inability to detect accounting errors where we failed to record on our financial statements a liability of $75,000 owed to each of United Best and Primary Capital ($150,000 in total) for advisory services rendered in connection with our private placement of convertible notes which closed on February 12, 2010 as selling, general and administrative expenses for the interim period ended March 31, 2010 and nine month period ended June 30, 2010. We also noted that a grant of 30,000 restricted shares of common stock in June 2010 to one of our directors was not reflected in the originally issued financial statements for the interim period ended June 30, 2010.

The identification of these errors resulted in the restatement of (i) our interim financial statements for the three month and nine month periods ended June 30, 2010 and 2009, as set forth in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 and in the Public Offering Registration Statement filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010 and (ii) our interim financial statements for the three month and six month periods ended March 31, 2010 and 2009, as set forth in the Quarterly Report on Form 10-Q filed on May 24, 2010, as amended on May 26, 2010 and in the Public Offering Registration Statement  filed on July 8, 2010, as amended on September 7, 2010 and October 15, 2010.  This error was not detected by our internal control procedures.

We have taken steps to resolve these material weaknesses, including:

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

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, there is no guarantee that these improvements will be adequate or successful or that such improvements will be carried out on a timely basis. A material weakness in our internal controls and procedures may lead to further accounting errors, which in turn may result in further restatements of our financial statements. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our reporting process, which could adversely affect the trading price of our shares.

Management intends to continue to implement procedures to remedy such material weaknesses, including the possible hiring of additional staff with appropriate experience.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.   As a small reporting company our management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

(c)           Changes in Internal Control over Financial Reporting.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors , Executive Officers and Corporate Governance

Our current executive officers and directors as of the date of filing this report are as follows:

Directors and Executive Officers	Position/Title	Age

Li Jie	Chief Executive Officer and a Director	55

Law Wawai	President of Sales and a Director	45

Eric Gan	Chief Financial Officer	48

Chris Bickel	Director	47

Li Jun	Director	47

Richard M. Cohen	Director	59

Su Lei	Director	46

Except for Chris Bickel, Richard M. Cohen and Eric Gan, all of our officers and directors are residents of the PRC. In addition, substantially all of our assets are located in the PRC. As a result, it may be difficult or impossible for you to effect service of process within the United States on our company or any of them or to enforce court judgments obtained against them in the United States courts. We have been advised by our PRC counsel that there is uncertainty as to whether the courts of the PRC would (1) recognize or enforce judgments of U.S. courts obtained against our officers or directors or the experts named in a prospectus based on the civil liability provisions of the securities laws of the U.S. or any state in the U.S., or (2) entertain original actions brought in the PRC against our officers or directors or the experts named in a prospectus based on the securities laws of the U.S. or any state in the U.S.

The following is a summary of the biographical information of our directors and officers:

Li Jie was elected director and appointed as our Chief Executive Officer on February 12, 2010. Mr. Li has served as Chief Executive Officer and Managing Director of Foshan SLP Special Materials Co., Ltd. since its inception in 2000. He also serves as Director General of the China Industrial Textile Committee. From 1980 to 2000, he served as R&D director of Dalian Synthetic Fiber Research Institute.  We believe that Mr. Li’s knowledge of all aspects of our business and his in-depth understanding of our operations, combined with his years of experience in the nonwovens industry, position him well to serve as our Chairman and Chief Executive Officer.  Mr. Li received a bachelor’s degree in Engineering for Chemical Fiber Technique at Dalian Light Industrial School.  He received a Masters degree from Chinese Academy of Social Sciences where he studied business management.  Mr. Li is not, and has not been within the last five years, a director of any other publicly traded company.

Law Wawai was elected as a director and appointed as President of Sales on February 12, 2010.   From 1997 to February 2010, Mr. Law served as director and general manager of Nanhai Wanzhi Trading Co.  From 1987 to 1997, he was sales manager at Nanhai Polyester Factory.   We believe that Mr. Law’s knowledge of all aspects of the nonwovens business and his in-depth understanding of its operations  position him well to serve as a director.  Mr. Law received his bachelor’s degree in business management from Nanhai Television University.  Mr. Law is not, and has not been within the last five years, a director of any other publicly traded company.

Eric Gan was appointed as our Chief Financial Officer in August 2010.  From July 1999 to August 2010 Mr. Gan was a Senior Financial Consultant at The Goetzman Group, a company which provides staffing solutions in all areas of finance and accounting.  His assignments while at The Goetzman Group included (i) acting as interim chief financial officer for Rino International Inc. Inc from January 2007 to September 2007; (ii) acting as interim general accounting manager for Physicals Formula from March 2008 to September 2008; and (iii) overseeing the Sarbanes-Oxley compliance project for Smart &  Final from January 2005 to May 2005. Mr. Gan received his Master of Arts from Fudan University, Shanghai in June 1989 and received his Master’s degree in Accounting from the University of Southern California in December 1995.

Chris Bickel was elected as a director on February 12, 2010.  Since October 2009, Mr. Bickel has served as President of Primary Capital and is responsible for business development in China.  Primary Capital acted as placement agent for the Company’s February 2010 private placement.   From 2005 to October 2009, Mr. Bickel was an investment banker at  Rosewood Capital Group, LLC (previously an affiliate of Primary Capital and now a branch office ) during which time his investment banking team provided a full range of investment banking, due diligence and business advisory services to private China based companies interested in accessing the U.S. capital markets and being listed in the U.S., as well as advisory services to US based investment banking firms interested in identifying investment banking clients in China.  Mr. Bickel was instrumental in originating and financing of a number of PRC companies that are listed on the NASDAQ or whose shares are quoted on the OTCBB.  From 2001 through 2004, Mr. Bickel served as Chairman and CEO of Sino UJE Ltd., a Hong Kong based company which is a distributor of medical and industrial instrumentation and technology products.  Mr. Bickel was also employed by Spectris Inc. from 1983 to 1996.  As an employee of Spectris, Mr. Bickel was involved with and managed the nonwoven sector of its business.  Spectris was engaged in providing engineered products for use in nonwovens production.  We believe that Mr. Bickel’s extensive past experience in providing business advisory services to private China based companies interested in accessing the U.S. capital markets, including Rino International Corp. and Sino Gas International Holdings, Inc., and helping those companies become successfully listed as well as his over ten years’ experience in the nonwoven market and knowledge with manufacturing practice and the overall market make him a suitable candidate to serve on our board of directors.

Li Jun was elected as a director in February 2010.  Mr.  Li is the owner and manager of Shanghai Primary Capital Management Co., Ltd., a business advisory firm incorporated in Shanghai China, which he started in 2010. (Shanghai Primary Capital Management Co., Ltd. is not affiliated with Primary Capital.)   He provides advisory services to China business owners seeking capital and advisory services related to listing their company on United States stock exchanges. He has over twenty years of experience working in China in various fields and in various capacities. Mr. Li founded Shanghai Rosewood Investment Consulting Co., Ltd in 2005 and participated in four listing and financing transactions in which China based companies received funding from U.S. based investors and were listed in the U.S.  From 2001 through 2008, Mr. Li has been the Managing Director of SINO UJE, Ltd., a Hong Kong based company which is a distributor of medical and industrial instrumentation and technology products throughout Asia. From 1994 through 2000, Mr. Li was employed by Nanchang Minerals Machinery Imp and Exp Co., Ltd initially as a salesman, followed by promotions to department director and vice president.  From 1987 through 1994, Mr. Li served as an instructor at the University of Military Science and Technology and he retired as a Major from the Chinese People’s Liberation Army. Although he has not been previously engaged in the nonwovens business, we believe that Mr. Li’s business acumen and his extensive past experience in providing business advisory services to private China based companies interested in accessing the U.S. capital markets and helping those companies become successfully listed make him an eminently suitable candidate to serve on our board of directors. Mr. Li  received his Bachelor’s and his Master’s degree of Science from  Shanghai Jiaotong University.  Mr. Li is not, and has not been within the last five years, a director of any other publicly traded company.

Richard M. Cohen was elected as a director in June, 2010.  Since 1996, Mr. Cohen has been the President of Richard M. Cohen Consultants, a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs.  From 1984 through 1992, Mr. Cohen was an investment banker at both Henry Ansbacher and Furman Selz, where he specialized in mergers & acquisitions, public equity offerings, and restructurings.  From 1980 through 1983, Mr. Cohen was a Vice President of corporate development at Macmillan, Inc.  Mr. Cohen is a Certified Public Accountant (New York State) and began his career at Arthur Andersen. He received a B.S. from The University of Pennsylvania (Wharton) in 1973 and an M.B.A. from Stanford University in 1975.  Although he has not been previously engaged in the nonwovens business we believe that Mr. Cohen’s business acumen and his experience in providing business advisory services to private companies to assist with their corporate governance and corporate finance needs coupled with his experience serving as a director of a number of publicly traded companies make him an eminently suitable candidate to serve on our board of directors.   Mr. Cohen currently serves as a director of Helix BioMedix (OTCBB:HXBM), Rodman and Renshaw (NASDAQ: RODM), CorMedix (OTCBB:CRMD), Dune Energy, Inc. (AMEX: DNE), for which he served as Chief Financial Officer from November 2003 to April 2005.

Su Lei was elected as a director in August 2010.   Mr. Su currently serves as the Associate Director of Information of the State Environmental Protection Agency in China, a position he has held since 2001.   Mr. Su has successively acted as Principal Staff Member, Associated Director and Director of China Environmental Protection Industrial Association since September 2001.  He also currently serves as the Director of the Working Committee of China Green Star, a position he has held since 2002.   China Green Star is a non-profit organization under China's Environmental Protection Association which focuses on promoting the interests of the environmental protection industry.   We believe that Mr. Su’s position and experience with the State Environmental Protection Agency and his understanding of public policy matters make him well suited to serve on our board of directors.  Mr. Su received a bachelor’s degree in Electronic Engineering from China Air Force Missile Institute, and he is now a senior engineer in Environment Management.

All of our directors serve on the board until our next annual meeting of the stockholders, and until their successors have been elected and qualified or until their earlier resignation or removal.

Our executive officers serve at the discretion of the board of directors, subject to the terms of any employment agreement they have with the Company.  Mr. Bickel is serving on the Board as a designee of Primary Capital.  Under the terms of its financial services agreement with the company, Primary Capital is entitled to designate one board member and one observer until February 11, 2012.

Family Relationships

There are no family relationships among our directors and executive officers, except Eric Gan, our chief financial officer, is the brother in law of Li Jun, one of our directors.   There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Independence

In order to be listed on NASDAQ, a company is required to meet certain corporate governance requirements, including, with certain exceptions, the requirement to have a board of directors the majority of whose members are “independent” within the meaning of NASDAQ rules.

As a “controlled company” we are exempt from the requirements of the NASDAQ Marketplace Rules  (i) to have a majority of independent board members; (ii) for independent director oversight of executive officer compensation and (iii) for independent director oversight of director nomination.  As a controlled company, we remain subject to the NASDAQ audit committee requirements and the requirement that independent directors regularly meet in executive session.

Under NASDAQ Marketplace Rules a company is considered a "controlled company" if greater than 50% of its voting power is held by an individual, a group or another company.  In order for a group to exist for purposes of this rule, the stockholders forming the group are required to publicly file a notice that they are acting as a group (e.g., Schedule 13D).  On December 29, 2010, a group consisting of Bestyield Group Limited, Jie Li, Proudlead Limited, Law Wawai, Pilot Link International Limited, High Swift Limited, China Investment Management Inc. and Newise Holdings and Li Jun filed a Schedule 13D disclosing the existence of a group with respect to their holdings in the Company.

The Board has determined that three of its six current members, namely Messrs. Chris Bickel, Su Lie and Richard M. Cohen, are “independent” within the meaning of NASDAQ listing standards.

All actions of the Board of Directors require the approval of either a majority of the directors in attendance at a meeting, duly called and noticed, at which a quorum is present or the unanimous written consent of all of the members of the Board of Directors.

In 2010, our Board of Directors did not meet in person for regularly scheduled meetings, and acted by written consent five times. During 2010, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

It is the policy of the Board of Directors that all directors should attend the annual meetings in person or by teleconference.  We have not yet scheduled our annual shareholder meeting.

Director Contracts

In May 2010, we entered into a director’s agreement with Richard M. Cohen, which agreement was effective with his election to the Board.  Under the terms of that agreement, effective on the closing of our proposed public offering, Mr. Cohen will be  paid an annual retainer of $24,000 for serving as a director (with $2,000 payable at the beginning of each month).  In addition, pursuant to the Company’s equity incentive plan, Mr. Cohen was awarded 30,000 restricted shares, two thirds of which are subject to restrictions on transfer and are subject to forfeiture with the restrictions lapsing as to one-third of the shares on the first anniversary of the date of grant and as to one-third on the second anniversary of the date of grant in the event Mr. Cohen continues to be a director on those dates.  In addition, the Company will reimburse the director for pre-approved reasonable business-related expenses incurred in good faith in the performance of the director’s duties for the Company.

Committees and Meetings

The Board currently has three standing committees: Audit Committee, Compensation Committee and Nominating Committee.  Each member of these committees is “independent” as defined by NASDAQ and SEC rules and each of these committees has a written charter approved by the Board.  Committee members are appointed by the Board based on the recommendation of the Nominating Committee, except that members of the Nominating Committee are appointed by the independent members of the Board.  The current members of the committees are as follows:

Director	Audit	Compensation	Nominating
Jie Li
Law Wawai
Li Jun
Chris Bickel	✓	✓	✓
Richard M. Cohen	✓	✓	✓
Su Lei	✓

Audit Committee; Audit Committee Financial Expert

The Audit Committee, established in September 2010, currently consists of three members, Su Lei, Chris Bickel and Richard M. Cohen, its Chairman. The Board has determined that each of them is independent within the meaning of the NASDAQ listing standards and applicable SEC regulations, and that each member has the financial literacy required by the NASDAQ listing standards.

The Audit Committee did not meet in 2010 but met with regard to the 2010 financial statements.

The Board also has determined that Mr. Cohen is qualified as an "audit committee financial expert" within the meaning of applicable SEC regulations and has the accounting and related financial sophistication required by NASDAQ listing standards.

The function of the Audit Committee, as more fully set forth in its charter, is to (i) oversee our financial statements, our financial reporting process and our system of internal control over financial reporting; (ii) recommend the selection of our registered public accounting firm; (iii) review the extent of non-audit services to be performed by the auditors; and (iv) review the disclosures made in our periodic financial reports.

Audit Committee Report

With respect to the audit of the Company’s financial statements for the year ended September 30, 2010, the Audit Committee

•	has reviewed and discussed the audited financial statements with management;
•
has discussed with the Company’s independent accountants the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•
has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant's independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the company's annual report on Form 10-K for the year ended September 30, 2010.

Chris Bickel
Richard M. Cohen
Su Lei

Compensation Committee

The Compensation Committee, established in September 2010, consists of two members Chris Bickel and Richard M. Cohen.  The Board has determined that each of them is independent within the meaning of the NASDAQ listing standards.  The functions of the Compensation Committee, as more fully set forth in its charter, are to oversee our compensation policies generally, evaluate senior executive performance, oversee and determine compensation for senior executives and review and recommend to the Board actions regarding director compensation.

The Compensation Committee did not meet in 2010.

Nominating Committee

The Nominating Committee, established in September 2010, currently consists of two members, Chris Bickel and Richard M. Cohen.  The Board has determined that each of Messrs. Bickel and Cohen is independent within the meaning of the NASDAQ listing standards.

As more fully set forth in its charter, the primary responsibilities of the Nominating Committee are to: (i) develop and recommend to the Board criteria for selecting qualified director candidates; (ii) identify, review and evaluate individuals qualified to become Board members; (iii) consider committee member qualifications, appointment and removal; and (iv) assist the Board in its annual reviews of the performance of the Board, each committee and management.  The Committee has the exclusive authority to make recommendations to the Board for approval for the election of new members to the Board.

To fulfill its responsibilities and duties the Nominating Committee is required to, among other things (i) evaluate the current composition of the Board of Directors and its committees, and determine future requirements for director candidates; (ii) determine the Board’s criteria for selecting new directors, including desired board skills and attributes, and actively seek prospective individuals qualified to become board members; (iii) adopt and maintain a policy concerning the director nomination process; (iv) adopt a policy concerning the consideration of director candidates recommended by stockholders and consider stockholder nominees for election to the Board; (v) evaluate and propose nominations for election to the Board; and (vi) review and make recommendations to the Board concerning membership of Board committees.

The Committee does not assign specific weights to particular criteria. Rather, the Nominating Committee believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

The Nominating Committee will consider director nominees recommended for consideration by the stockholders.  To have a person considered by the Nominating Committee for recommendation to the Board as a director nominee a stockholder should write to the Corporate Secretary, specifying the nominee's name and qualifications for Board membership and providing confirmation of the nominee's consent to serve as a director.  Following verification that the person submitting the recommendation is a stockholder of the Company, all properly submitted recommendations will be brought to the attention of the Nominating Committee at a regularly scheduled Committee meeting.

If a stockholder properly recommends a director nominee, the Nominating Committee will give due consideration to that nominee and will use the same criteria used for evaluating other director nominees, in addition to considering the information relating to the director nominee provided by the stockholder.

Stockholders also may nominate directors for election at our annual meeting of stockholders by following the provisions set forth in our bylaws.  The deadline for stockholder nominations is set forth in our by laws.  Stockholders and other parties interested in communicating directly with the Board of Directors may do so by writing to: China SLP Filtration Technology, Inc., Attention: Board of Directors, Shishan Industrial Park, Nanhai District,  Foshan City, Guangdong Province PRC.  Pursuant to a process approved by the Board, the Corporate Secretary reviews all correspondence received by us and addressed to members of the Board and regularly forwards to the Board a summary of such correspondence and copies of all correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the Board or Board committees or otherwise requires the Board's attention. Directors may at any time review a log of all correspondence received by us that is addressed to members of the Board and request copies of any such correspondence.

Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of our internal audit department and handled in accordance with procedures established by the Audit Committee to address such matters.

The Nominating Committee did not meet in 2010.

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

Code of Ethics

We strive to foster a culture of honesty, integrity and accountability.

We have a code of ethics applicable to all employees, including all officers, and including our independent directors, who are not employees of the company, with regard to their company-related activities. The code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting code violations; and maintaining accountability for adherence to the code.

Waivers of the Code for executive officers and directors may be granted only by the Board.  Amendments to the Code must be approved by the Board. We intend to provide disclosure of any such amendments or waivers on our website (www.silepu.com) within four business days of any such amendment or waiver

Board Operations

One person holds the positions of principal executive officer and chairman of the Board of Company. The board has not designated a lead director. Given the limited number of directors comprising the board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. The independent directors believe that they are equally capable of monitoring the Company’s operations and that delegating to a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

The Board plays an active role, as a whole and also at the committee level, in overseeing the management of the Company’s risks.  To date, the Board has not regularly reviewed reports from members of senior management and committees on areas of material risk to the Company, including operational, financial, legal, strategic and regulatory risks.   However, the Board intends to implement such a policy during 2011.

Stockholder Communications

Stockholders can mail communications to the Board of Directors, c/o Secretary, c/o China SLP Filtration Technology, Inc., Shishan Industrial Park, Nanhai District, Foshan City, Guangdong Province PRC who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in the fiscal year ended September 30, 2010, except that Forms 3 were not timely filed for Li Jie, Law Wawai, Zeng Shijun, Su Lie, Chris Bickel,  Richard Cohen , Li Jun, Wang Ting, Newise Holdings and Pilot Link International Limited.

Item 11.	Executive Compensation

The following is a summary of the compensation we paid to each of  our “named executive officers” (as such term is defined in Item 402 of Regulation S-K) for each of the last two fiscal years ended September 30, 2010 and 2009.  No executive officer received compensation in excess of $100,000 for any of those two years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Jie	2010	44,117	-0-	-0-	-0-	-0-	-0-	-0-	44,117
(CEO(1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Seth Winterton	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(former CEO)(2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Eric Gan (3)	2010	18,000	-0-	-0-	75,000	-0-	-0-	-0-	93,000
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Jie Li was appointed Chief Executive Officer in February 2010.

(2)	Seth Winterton served as Chief Executive Officer of Perpetual Technologies from December 29, 2008 until February 12, 2010.

(3)
Eric Gan was appointed Chief Financial Officer on August 4, 2010.   Mr. Gan is paid an annual salary of $120,000.   In addition, on September 3, 2010, Mr. Gan was granted an option to purchase up to 400,000 shares of common stock at an exercise price equal to the initial public offering price for our planned initial public offering.  The option shall vest and be exercisable as follows; 160,000 shares will vest and become exercisable on July 31, 2011; 120,000 shares will vest and become exercisable on July 31, 2012; 120,000 shares will vest and become exercisable on July 31, 2013.  In the event that the employment is terminated within 12 months from the employment agreement date by the Company without cause, 160,000 shares shall be vested immediately on the termination date.  The amount of the option award in the table represents the grant date fair value computed in accordance with Accounting Standards Codification, or ASC, Topic 718, and does not reflect whether our named executive officer has actually realized a financial benefit from the award.  For information on the assumptions used to calculate the value of the awards, we refer you to Note 14 to our consolidated financial statements for the fiscal year ended September 30, 2010.  In accordance with SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions.

The following is a summary of the compensation paid by our operating subsidiary Foshan to Li Jie, its President and Chief Executive Officer, for the last two fiscal years ended September 30, 2010 and 2009, respectively.  No executive officer of Foshan received compensation in excess of $100,000 for any of these two years.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Jie
(President and Chief	2010	44,117	-0-	-0-	-0-	-0-	-0-	-0-	44,117
Executive Officer )	2009	44,117	-0-	-0-	-0-	-0-	-0-	-0-	44,117

(1)      The relevant exchange rates for fiscal years ended September 2010 and 2009 are $1 to RMB 6.8 and RMB 6.8, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised and Earned options (#) (b)	Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Li Jie	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Seth Winterton	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Eric Gan	-0-	-0-	400,000	(1)	(2)	-0-	-0-	-0-	-0-

(1)
On September 3, 2010, Eric Gan was granted an option to purchase up to 400,000 shares of common stock at an exercise price equal to the initial public offering price.  The option vests and is exercisable as follows; 160,000 shares will vest and become exercisable on July 31, 2011; 120,000 shares will vest and become exercisable on July 31, 2012; 120,000 shares will vest and become exercisable on July 31, 2013.  In the event that the employment is terminated within 12 months from the employment agreement date by the Company without cause, 160,000 shares vests immediately on the termination date.

(2)	The option will expire on September 3, 2015.

Employment Agreement

On November 20, 2008, Mr. Li entered into an employment agreement with Foshan to serve as our President and Chief Executive Officer. Under the agreement, Mr. Li is to be paid a salary of $15,000 per month beginning on the closing date of the public offering. The agreement can be terminated by either party by giving 30 days notice.

On January 1, 2010, Mr. Law entered into an employment agreement with Foshan to serve as our President of Sales.  Under the agreement, Mr. Law is to be paid a salary of $5,000 per month beginning on the closing date of the public offering. The agreement can be terminated by either party by giving 30 days notice.

Effective August 5, 2010, Mr. Gan entered into an employment agreement with the Company to serve as Chief Financial Officer. The term is for three years unless sooner terminated as provided in the agreement.  Under the agreement Mr. Gan has agreed to perform such duties as shall be consistent with the position of Chief Financial Officer subject to the supervision and direction of the Board.  Under the agreement Mr. Gan will receive an annual salary of $120,000 payable in 12 equal payments payable on the 15th day of each month beginning on August 15, 2010).  However, prior to the completion of our planned  public offering, Mr. Gan will receive a salary of $6,000 per month (receiving $10,000 for the month during which the Company completes its initial public offering and thereafter).  In addition to his annual salary, Mr. Gan will be reimbursed for all reasonable expenses including travel expense between United States and China and will be provided with housing expense during the term of his employment.  In addition, on September 3, 2010, Mr. Gan was granted an option to purchase up to 400,000 shares of common stock at an exercise price equal to the initial public offering price.  The option shall vest and be exercisable as follows; 160,000 shares will vest and become exercisable on July 31, 2011; 120,000 shares will vest and become exercisable on July 31, 2012; 120,000 shares will vest and become exercisable on July 31, 2013.  In the event that the employment is terminated within 12 months from the employment agreement date by the Company without cause, 160,000 shares shall be vested immediately on the termination date.

2010 Stock Incentive Plan

On September 3, 2010, we adopted the 2010 Plan.  All officers and key employees, directors of, and consultants to the Company and its subsidiaries and affiliates, who are responsible for or contribute to the management, growth and/or profitability of the business of the Company and/or its subsidiaries and affiliates are eligible for participation in the 2010 Plan.  Two Million One Hundred Eighty Six Thousand Two Hundred Eighteen (2,186,218) (or such number as shall be equal to 10% of the outstanding shares on a fully diluted basis after our proposed public offering and the conversion of the notes) shares of common stock have been authorized and reserved for the 2010 Plan and any shares that may become available for issuance under awards under the 2010 Plan as a result of expiration or forfeiture.  Under the 2010 Plan, the company may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards.  The 2010 Plan is administered by our Compensation Committee.

The purpose of the 2010 Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible participants stock-based incentives in the Company to attract and retain such individuals and strengthen the mutuality of interests between such individuals and the Company’s stockholders.

The Compensation Committee does not currently have a set formula for determining who will receive awards and what the amounts of the awards will be and when such awards will be made.  The Compensation Committee can make an award in its discretion at any time as consistent with the terms of the 2010 Plan. Long-term equity incentives are intended to reward and will be awarded to eligible participants who help achieve our overall corporate goals and meet their individual employee objectives.

Outstanding Equity Awards

On September 3, 2010, as required by the terms of his agreement with the Company entered into in May 2010, the Board awarded Richard Cohen 30,000 shares of restricted stock, two-thirds of which are subject to restrictions on transfer and are subject to forfeiture, with the restrictions lapsing as to one-third of the shares on the first anniversary of the date of grant, and as to one-third on the second anniversary of the date of grant in the event Mr. Cohen continues to be a director on those dates.

On September 3, 2010, under the 2010 Plan and in connection with his appointment as Chief Financial Officer, the Board granted Eric Gan an option to purchase 400,000 shares at an exercise price equal to the public offering price of the offering.  The option vests and is exercisable as follows; 160,000 shares will vest and become exercisable on July 31, 2011; 120,000 shares will vest and become exercisable on July 31, 2012; 120,000 shares will vest and become exercisable on July 31, 2013.  In the event that the employment is terminated within 12 months from the employment agreement date by the Company without cause, 160,000 shares shall be vested immediately on the termination date.

Except for the foregoing there are no option exercises, options outstanding or restricted stock grants as of the date of this report.

Compensation of Directors

The table below sets forth the compensation of the directors during the last completed fiscal year:

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Law Wawai	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chris Bickel	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Jun	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Richard M. Cohen (1)	-0-	180,000	-0-	-0-	-0-	-0-	180,000
Su Lei	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)   In May 2010, we entered into a director’s agreement with Richard M. Cohen, which agreement was effective with his election to the Board.  Under the terms of that agreement, Mr. Cohen is required to be paid an annual retainer of $24,000 for serving as a director (with $2,000 payable at the beginning of each month).  Under an oral agreement Mr. Cohen has agreed with us that the payment of the monthly retainer will commence on closing of our planned public offering.  We have not made any payments of this retainer as of the date of this report.   In addition, pursuant to the 2010 Plan, on September 3, 2010, Mr. Cohen was granted 30,000 restricted shares, two-thirds of which are subject to restrictions on transfer and to forfeiture, with the restrictions lapsing as to one-third of the shares, on the first anniversary of the date of grant, and as to one-third, on the second anniversary of the date of grant in the event Mr. Cohen continues to be a director on those dates.  In addition, the Company will reimburse Mr. Cohen for pre-approved reasonable business-related expenses incurred in good faith in the performance of the director’s duties for the Company. The amount in the table above under “Option Awards” represents the grant date fair value of the award computed in accordance with Accounting Standards Codification, or ASC, Topic 718.

Except as set forth above as of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.  We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

None of the directors of Foshan, our PRC-based operating company, are presently being compensated for their service as directors.

Li Jun, our director, is an officer and controlling stockholder of United Best, our foreign advisor. See section entitled “Certain Relationships and Related Transactions and Director Independence” beginning on page 67.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

There are no contracts, agreements, plans or arrangements, whether written or oral, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer or a change in control of the company or a change in the executive officers responsibilities following a change in control, with respect to each named executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the close of business on December 26, 2010, certain information with respect to the beneficial ownership of our common stock, by (i) each stockholder whom we know to own beneficially more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.  The table reflects the ownership of our equity securities by the foregoing parties after the 1-for-5 reverse stock split which occurred on March 24, 2010.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Except as indicated below, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to our common stock shown as beneficially owned by them. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement, or (4) the automatic termination of a trust, discretionary account or similar arrangement.

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire within 60 days of December 26, 2010 upon exercise of convertible securities, warrants or options. In accordance with Rule 13d-3 in determining the percentage of common stock owned by a person on December 26, 2010 (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of the warrants and other convertible securities, and (b) the denominator is the sum of (i) the total shares of that class outstanding on December 26, 2010, and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of other securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

As of the close of business on December 26, 2010, there were 15,265,714 shares of our common stock outstanding.

 Unless otherwise indicated, the address for each listed stockholder is: c/o China SLP Filtration Technology, Inc., Shishan Industrial Park, Nanhai District, Foshan City, Guangdong Province PRC.

Owners of More Than 5% Of Class	Number	Percent
Bestyield Group Limited (1)	4,353,061	28.6%
Proudlead Limited (2)	4,353,061	28.6%
Li Jun (3)	2,202,268	14.33%
Newise Holdings (4)	1,547,756	10.2%
Pilot Link International Limited (5)	1,668,673	11%
High Swift Limited (6)	1,088,265	7.1%
Primary Capital, LLC (7)	1,328,389	8.6%

Directors and Executive Officers
Li Jie (Chief Executive Officer and a Director) (1)	4,353,061	28.6%
Law Wawai (President of Sales and a Director) (2)	4,353,061	28.6%
Eric Gan (Chief Financial Officer) (10)	-	-%
Li Jun (Director) (3)	2,202,268	14.33%
Richard M. Cohen (Director) (9)	30,000	*
Chris Bickel (Director) (8)	-	-
Su Lie (Director)	-	-

Directors and executive officers as a group (8 persons)	10,9138,390	71.523%

*      Less than 1%.

(1)    Bestyield Group is a BVI company controlled by Mr. Li Jie, our chief executive officer. Its address is PO Box 957 Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands. Mr. Li has sole voting power with respect to the shares. Bestyield has guaranteed our obligations to the investors under our outstanding convertible notes issued in February 2010. All of these shares have been pledged to secure the performance of that guaranty.

(2)   Proudlead is a BVI company controlled by Law Wawai, president of sales and a director.  Its address is PO Box 957 Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.   Mr. Law has sole voting power with respect to the shares. Proudlead has guaranteed our obligations to the investors under our outstanding convertible notes issued in February 2010. All of these shares have been pledged to secure the performance of that guaranty.

(3)    Represents 1,547,756 shares held by Newise Holdings, a BVI company controlled by Li Jun, one of our directors. Its address is PO Box 957 Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands. Mr. Li has sole voting and dispositive power with respect to the shares held by Newise Holdings. In addition, under the terms of an agreement between Foshan and United Best, a company controlled by Mr. Li, United Best received, as a transaction fee following the closing of the financing, 362,755 shares of our common stock. On closing of the offering United Best is also entitled to receive an additional 193,186 shares of common stock and a warrant to purchase 98,571 shares at an exercise price of $2.10 per share (based on an assumed public offering price of $6.00). Mr. Li has sole voting and dispositive power with respect to the shares held by United Best.

(4)    Represents 1,547,756 shares held by Newise Holdings, a BVI company controlled by Li Jun, one of our directors. Its address is PO Box 957 Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands. Mr. Li has sole voting and dispositive power with respect to the shares held by Newise Holdings.

(5)    Pilot Link International is a BVI company controlled by Li Shiyi and Wei Yang, PRC residents.  Its address is PO Box 957 Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.  Li Shiyi and Wei Yang have shared voting and dispositive power with respect to the shares.

(6)    High Swift Limited is a BVI company controlled by Han Hung Yuk, a PRC resident.   Its address is PO Box 957 Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.  Mr. Han has sole voting power and dispositive with respect to the shares.

(7)    Primary Capital received, at the closing of the share exchange agreement, 290,755 shares of common stock and in February 2010 Primary Capital purchased 673,877 shares from Newise Holdings.  On closing of our planned public offering Primary Capital is also entitled to receive an additional 265,186 shares of common stock and a warrant to purchase 98,571 shares at an exercise price of $2.10 per share (based on an assumed public offering price of $6.00).  John Leo has sole voting and dispositive power with respect to the shares held by Primary Capital.  Primary Capital’s address is 80 Wall Street, 5th Floor, New York, New York 10005.

(8)   Chris Bickel is President of Primary Capital.  Mr. Bickel does not have voting or dispositive power over the shares held by Primary Capital. Mr. Bickel’s business address is 80 Wall Street, 5th Floor, New York, New York 10005.

(9)  Richard M. Cohen is a director of the Company, and his business address is 3 Park Avenue, 16th Floor, New York, New York 10016.    In May 2010, we entered into a director’s agreement with Richard M. Cohen, which agreement was effective with his election to the Board.  Under the terms of that agreement Mr. Cohen on September 3, 2010 was granted 30,000 restricted shares, two-thirds of which are subject to restrictions on transfer and are subject to forfeiture, with the restrictions lapsing as to one-third of the shares on the first anniversary of the date of grant, and as to one-third on the second anniversary of the date of grant, in the event Mr. Cohen continues to be a director on those dates.

(10)   On September 3, 2010 Mr. Gan was granted an option to purchase 400,000 shares of common stock at an exercise price equal to the public offering price.  The option vests and is exercisable as follows; 160,000 shares will vest and become exercisable on July 31, 2011; 120,000 shares will vest and become exercisable on July 31, 2012; 120,000 shares will vest and become exercisable on July 31, 2013.   In the event that the employment is terminated within 12 months from the employment agreement date by the Company without cause, 160,000 shares shall be vested immediately on the termination date.  As the option is not currently exercisable none of the shares underlying the option are included in the table.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, since October 1, 2007, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which an director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

Primary Capital is a beneficial owner of more than 5% of our common stock.   Mr. Bickel is also the President of Primary Capital.  Chris Bickel is a director of our company serving as a designee of Primary Capital.

Primary Capital provided financial services in connection with the private placement and reverse merger which closed on February 12, 2010.  The services provided and to be provided by Primary Capital include the following:

•	assisting the Company in preparing a detailed business plan, financial model and power point presentation;
•	negotiating and structuring the reverse merger;
•	acting as placement agent for the February 12, 2010 note financing;
•	recommending to the Company a qualified auditor, securities attorney and investor relations firm, and assisting the Company with negotiating the terms of their respective engagements;
•	advising the Company on strategies to increase shareholder value;
•	assisting the Company and its investor relations firm in organizing, and participating with the Company in, investor road shows and investor conference calls;
•	recommending investor conferences in the US and Europe to be attended by the Company and a representative of Primary Capital;

•	identifying strategic relationships and joint venture partners;
•	identifying and recommending persons to serve on the Company’s Board of Directors;
•	identifying and rendering advice regarding potential acquisitions, including the valuation of the acquisition and financing for the acquisition;
•	assisting the Company in connection with its listing on a U.S. stock exchange;
•	reviewing and commenting on the Company’s SEC filings associated with the Company’s transactions; and
•	advising Company regarding its obligations as a U.S. public company.

United Best, our foreign advisor controlled by Mr. Li Jun, one of our directors, provided financial services in connection with our reverse merger with Hong Hui completed on February 12, 2010. These services included advising the company on structuring the reverse merger, assisting the company in retaining service providers such as accountants, PRC and US attorneys to effect the reverse merger and working with those service providers to facilitate the completion of the reverse merger. Additionally, United Best will assist the Company with on-going communications and coordinating the relationships with service providers during the NASDAQ listing process.

Under the terms of a financial services agreement between Primary Capital and the company, Primary Capital was paid a commission of $202,000 at the closing of the February 2010 private financing. Primary Capital is also owed an additional $75,000 for services rendered in connection with the private placement.  Primary Capital is also entitled to receive $15,000 on completion of our proposed public offering and $15,000 for the next succeeding seven calendar quarters for an aggregate amount of $120,000.

At the closing of the private financing, Primary Capital received 290,755 shares of our common stock.  Primary is also entitled to receive 265,186 shares of common stock on the closing of our planned public offering.

In addition, for providing these financial services Primary Capital is entitled to receive, on conversion of the notes issued to the investors in the February 2010 private placement (which occurs upon consummation of our planned public offering), a five-year warrant to purchase 98,571 shares of common stock (which number is equal to 5% of the 1,971,428 number of shares of common stock issued to the noteholders on conversion), exercisable at $2.10 (which equals the price at which the notes converted and assumes an initial public offering price of $6.00 per share).  Unlike the investor warrants, these warrants will not terminate but instead become exercisable upon conversion of the notes and consummation of our planned public offering.   If the note conversion does not occur, Primary Capital will receive a five-year warrant to purchase that number of shares of common stock equal to 5% of the common stock underlying the warrants issued to the investors in the private financing exercisable at the same price at which those investor warrants are exercisable.

Li Jun is a director and is a beneficial owner of more than 5% of our common stock.  Mr. Li is an officer and controlling stockholder of United Best, our foreign advisor, and provided financial services in connection with the private financing.

Under the terms of a consulting agreement between United Best and the company, United Best was paid a commission of $202,000 at the closing of the financing. United Best is also owed an additional $75,000 for services rendered in connection with the financing.  Additionally, under the consulting agreement, as amended, United Best is entitled to be paid on completion of the offering a success fee of $750,000 (which represents 3% of the $25,000,000 in gross proceeds expected to be received by us in connection with the underwritten offering, assuming an initial public offering price of $6.00 per share).

At the closing of the private financing, United Best received 362,755 shares of our common stock for their services.  United Best is also entitled to receive an additional 193,186 shares on closing of our planned public offering.

In addition, as partial consideration for providing these financial services, United Best is entitled to receive, on conversion of the notes issued to the investors in the February 2010 private placement (which occurs upon consummation of the offering), a five-year warrant to purchase 98,571 shares of common stock (which represents 5% of the number of common stock issued to the note holders on conversion), exercisable at the price of  $2.10 per share  (i.e. the price at which the notes converted based on the assumed initial public offering price of $6.00 per share). Unlike the investor warrants, these warrants will not terminate but instead become exercisable on conversion of the notes and consummation of our planned public offering.  If the note conversion does not occur, United Best will receive a five-year warrant to purchase that number of shares of common stock equal to 5% of the common stock underlying the warrants issued to the investors in the private financing exercisable at the same price at which those investor warrants are exercisable.

On February 12, 2010, we entered into a share exchange agreement with the owners of all of the outstanding shares of Hong Hui.  Under the terms of the share exchange agreement we issued and delivered to the Hong Hui stockholders a total of 14,510,204 shares of our common stock in exchange for all of the outstanding shares of Hong Hui.  As shareholders of Hong Hui, (i) Bestyield Group, a company controlled by Mr. Li, our chief executive officer, received 4,353,061 shares,  (ii) Proudlead, a  company controlled by Mr. Law, our president of sales and  a director, received 4,353,061 shares and  (iii) Newise Holdings, a company controlled by Mr. Li Jun one of our directors received 2,321,633 shares.

Under a limited recourse guaranty agreement dated as of February 12, 2010, Bestyield Group and Proudlead agreed to guaranty the company’s obligations under the notes issued in the February 2010 private placement.  That guaranty is secured by a pledge of the 8,706,122 shares of common stock received by them in the reverse merger

In each of June 2007 and in February 2008 and May 2008, Joseph Nemelka, a former officer and director, advanced funds to the company in the total aggregate amount of $15,000.  The advances were due on demand and bore interest at 8% per annum.  This indebtedness was forgiven in February 2010 prior to the reverse merger. In addition, Mr. Nemelka purchased a convertible promissory note in the aggregate principal amount of $100,000 in the February private placement.

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Except for the foregoing, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to the Company at any time since the beginning of the Company’s last fiscal year.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

The Board has determined that three of its six current members, namely Messrs. Chris Bickel, Su Lie and Richard M. Cohen, are “independent” within the meaning of NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services

Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants, have audited our consolidated balance sheets as of September 30, 2010 and September 30, 2009 and the consolidated statements of income, changes in shareholders’ (deficit) equity and cash flows for the years ended September  30, 2010 and  September 30, 2009 as stated in their report appearing in this Annual Report on Form 10-K.  Child,  Van Wagoner & Bradshaw, PLLC has been the auditor of the Company since Oct 2008.

Fee Category	Fiscal 2010	Fiscal 2009

Audit Fees (1)	$114,500	$165,000

Audit-Related Fees (2)	$-	$-

Tax Fees	$4,750-	$-

All Other Fees	$-	$-

TOTAL	$119,250	$165,000

(1) Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of company documents filed with the SEC.

(2)  There were no audit related fees other than those set forth above.

Policy for Pre-Approval of Audit and Non-Audit Services

The auditor did not provide any non-audit services which could compromise its independence.

The Board’s policy is to pre-approve all non-audit services proposed to be provided by Child, Van Wagoner & Bradshaw, PLLC.  The policy restricts the type of non-audit services that the auditors may provide to our subsidiaries and us.   It includes a mechanism for the consideration and pre-approval by the Board of all services to be provided by the auditors as well as the associated fees.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.           Financial Statements.

Incorporated by reference from the financial statements and notes thereto that are included in a separate section of this report. See “Index to Consolidated Financial Statements” on Page F-1.

2.           Financial Statement Schedules.

All schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b)           Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Report.

CHINA SLP FILTRATION TECHNOLOGY, INC.

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China SLP Filtration Technology, Inc.
China

We have audited the accompanying consolidated balance sheets of China SLP Filtration Technology, Inc. (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China SLP Filtration Technology, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
December 22, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$5,295,301	$3,297,648
Accounts receivable – Net	2,207,073	1,424,835
Advance to suppliers	-	685,551
Inventory	1,564,537	1,197,289
Prepaid expenses and other current assets	585,385	45,656
Total Current Assets	9,652,296	6,650,979

Deposits	4,906,370	-
Property and equipment – Net	10,961,234	10,711,865
Receivable from related party	-	773,672
Land use rights – Net	535,480	537,350
Total Assets	$26,055,380	$18,673,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short term loan	$3,796,053	$4,578,409
Accounts payable and accrued liabilities	742,384	410,114
Clients' deposits	286,700	75,176
Other payable - related party	160,673	-
Taxes payable	31,406	726
Warrants liabilities	739,000	-
Convertible notes payable $4,140,000, net of discount	3,225,007	-

Total Current Liabilities	8,981,223	5,064,425

Total Liabilities	8,981,223	5,064,425
Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 share issued and outstanding; common stock, $0.001 par value, 40,000,000 shares authorized, 15,265,714 and 14,510,204 shares issued and outstanding at September 30, 2010 and September 30, 2009	15,266	14,510
Additional paid-in capital	8,375,860	7,548,752
Retained earnings	6,721,609	4,500,532
Accumulated other comprehensive income	1,961,422	1,545,647
Total Stockholders' Equity	17,074,157	13,609,441

Total Liabilities and Stockholder's Equity	$26,055,380	$18,673,866
See the accompanying notes to consolidated financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2010	2009

Net Sales	$19,952,422	$11,849,712
Cost of Sales	13,772,843	7,296,327
Cost of Sales - Related Party	-	610,287
Gross Profit	6,179,579	3,943,098

Selling, General and Administration Expenses	2,286,066	1,219,114
Bad Debt (Recovery) Expense	(13,185)	11,497
Income from Operations	3,906,698	2,712,487

Other Income (expense)

Interest Income	14,341	3,014

Interest Expense	(1,988,832)	(269,849)
Loss on Disposal of Fixed Assets	(107)	-
Changes in Fair Value of Warrants	313,000	-

Total Other Income (expenses)	(1,661,598)	(266,835)

Income before Income Taxes	2,245,100	2,445,652

Income Tax Provision	24,023	-
Net Income	$2,221,077	$2,445,652

Other Comprehensive Income:

Foreign Currency Translation Adjustments	415,775	(57,078)
Total Comprehensive Income	$2,636,852	$2,388,574

Net Income Per Common Share:
Basic	$0.15	$0.17
Diluted	$0.15	$0.17

Weighted-Average Common Shares Outstanding:
Basic	14,979,390	14,510,204
Diluted	16,227,061	14,510,204

See accompanying notes to consolidated financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Income	Equity
BALANCE, September 30, 2008	14,510,204	$14,510	$7,548,752	$2,054,880	$1,602,725	$11,220,867

Net Income	-	-	-	2,445,652	-	2,445,652

Currency translation adjustment	-	-	-	-	(57,078)	(57,078)

BALANCE, September 30, 2009	14,510,204	$14,510	$7,548,752	$4,500,532	$1,545,647	$13,609,441

Shares effectively issued to former shareholders - 2/12/2010	2,600,000	2,600	(2,600)	-	-	-

Cancellation of stock in recapitalization	(2,528,000)	(2,528)	2,528	-	-	-

Common stock issued to placement agents in conjunction with convertible note	653,510	654	656,902	-	-	657,556

Restricted common stock issued – compensation	30,000	30	79,968	-	-	79,998

Employee stock options			90,310	-	-	90,310

Net Income	-	-	-	2,221,077	-	2,221,077

Currency translation adjustment	-	-	-	-	415,775	415,775

BALANCE, September 30, 2010	15,265,714	$15,266	$8,375,860	$6,721,609	$1,961,422	$17,074,157

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2010	2009

Cash Flow from Operating Activities:
Net income	$2,221,077	$2,445,652
Adjustments to reconcile net income to net cash
flow provided by (used in) operating activities:
Depreciation	1,166,260	929,995
Amortization	12,499	12,458
Bad debt allowance	(13,185)	11,497
Non-cash interest charges	1,524,750	-
Non-cash equity-based expense	170,308	-
Changes in warrants valuation	(313,000)	-
Interest capitalized to CIP	(13,177)	-
Loss(gain) from disposal of fixed assets	107	-
Change in operating assets and liabilities:
Accounts receivable	(726,921)	(477,736)
Advance to suppliers	687,009	(289,192)
Advance to suppliers - related parties	-	610,287
Inventory	(336,983)	(354,825)
Prepaid expenses and other current assets	(529,261)	326,225
Accounts payable & accrued liabilities	325,798	(466,410)
Clients' deposits	206,285	(18,383)

Taxes payable	30,123	(29,406)

Net cash provided by (used in) operating activities	4,411,689	2,700,162

Cash Flow from Investing Activities:

Addition-property, equipment, and land use rights	(1,185,582)	(844,419)
Payments to related parties receivable	-	(313,614)

Deposits for purchase of equipment	(4,819,447)	-
Proceeds from disposal of fixed assets	-	-
Proceeds from related party receivable	774,466	-
Net cash (used in) provided by investing activities	(5,230,563)	(1,158,033)

Cash Flow from Financing Activities:

Repayment of loans	(859,346)	(600,498)

Due to related parties payable	157,827	-

Proceeds from notes issued	3,409,813	-

Net cash provided by (used) in financing activities	2,708,294	(600,498)

Effects of Exchange Rates on Cash	108,233	(11,553)

Net increase (decrease) in cash and cash equivalents	1,997,653	930,078

Cash and cash equivalents, beginning of year	3,297,648	2,367,570

Cash and cash equivalents, end of year	$5,295,301	$3,297,648

Supplemental information of cash flows
Cash paid for interest	$478,111	$269,849
Cash paid for income taxes	$24,023	$-

See accompanying notes to consolidated financial statements

 CHINA SLP FILTRATION TECHNOLOGY, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Organization History

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

On March 24, 2010 the Company effected a 1 for 5 reverse stock split of its outstanding common stock. The effect of the reverse split is retrospectively shown in all periods presented.

Through operation of Foshan, we engage in manufacturing, marketing and sale, research and development of polyester spun-bonded nonwoven fabrics, polyester needle-punch nonwovens, spun-laced nonwovens, polylactic acid nonwovens, and special functions nonwovens ( flame retardant, anti-static, oil & water repellent, etc).

2.	Basis of Presentation and Principles of Consolidation

The accompanying consolidated balance sheets as of September 30, 2010 and as of September 30, 2009, the consolidated statements of income and comprehensive income for the years ended September 30, 2010 and 2009, the consolidated statements of cash flow for the years ended September 30, 2010 and 2009, and the consolidated statements of changes in stockholders’ equity for the same periods are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of our subsidiary in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in China. All necessary adjustments have been made to present the consolidated financial statements in accordance with U.S. GAAP.

3.	Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated in the consolidation.

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reporting amounts of assets, liabilities, revenue and expenses reported. Examples include estimates of valuation of accounts receivable, inventories, useful life of property and equipment, and derivative liabilities. Actual results and outcomes may differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits held by banks. As of September 30, 2010, 99% of the cash and cash equivalents were placed with banks in China, which is uninsured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known trouble accounts, historical experience, and other currently available evidence.

Inventory

Inventory consists of raw materials, work-in-progress and finished goods and is valued at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production commitments with our suppliers, and the estimated utility of our inventory. If our review indicates any obsolete or idle inventory or a reduction in utility below carrying value, we reduce our inventory to a new cost basis.

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated life of the assets, ranging from 5 to 20 years. The annual depreciation rates are as follows:

Building and plant	20 years
Machinery	10 years
Office equipment and computers	5 years
Vehicles	10 years

Capitalized Interest

Capitalized interest is recorded in property and equipment for construction-in-progress using the average interest rate over the construction period.  Capitalized interest for the year ended September 30, 2010 was $13,414. During fiscal year 2009, no interest was capitalized.

Land use rights

According to the laws of China, the government owns all of the land in China. Companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as amortization expenses using the straight-line method over the use terms of the lease, which is 50 years.

Construction in progress

Construction in progress represents the cost of constructing buildings and manufacturing facilities for the new Polyphenylene sulfide (“PPS”) nonwoven fabric production line. The major cost includes materials, labor and overhead.

Intangible assets

The Company adopted the provisions of FASB ASC 350 Intangibles – Goodwill and Other Assets. Goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.  The Company has no indefinite lived intangible assets.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable as stated on the sales contract, and collectability is reasonably assured.  Customers do not have a general right of return or warranty on products shipped.  There are no post-shipment obligations, price protection, or bill and hold arrangements.

Product development expenses

Product development costs are expensed as incurred, and the Company expensed approximately $185,000 and $200,000 in product development for 2010 and 2009.

Advertising expenses

Advertising costs are expensed as incurred. The Company incurred $14,339 and $5,679 in advertising costs for the years ended September 30, 2010 and 2009.

Shipping and handling costs

Shipping and handling costs related to costs of raw materials purchased are included in cost of sales. Shipping and handling amounts billed to customers in related sale transactions are included in sales revenues.

The out-bound freight expenses of $75,476 and $156,911 for 2010 and 2009, respectively, are recorded in the Consolidated Statement of Operations and Comprehensive Income as a component of selling, general, & administrative expenses.

Accumulated other comprehensive income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Segment reporting

ASC Topic 280, “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Accordingly, the Company has reviewed its business activities and determined that multiple segments do not exist to be reported.

Fair value of financial instruments

The carrying amount of the Company’s cash and cash equivalents approximate their fair value due to the short maturity of those instruments. The carrying amounts of the Company’s receivables, short-term loans, payables and accrued liabilities approximated their fair value as of the balance sheet dates due to their short maturities and the interest rates currently available.

Reclassification

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2009 financial statement presentation.  Such reclassification had no effect on net income.

Taxes

Income taxes expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with FASB ASC 740, these deferred taxes are measured by applying currently enacted tax laws.

The Company has implemented FASB ASC 740, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

Translation of foreign currency

The Company’s functional and reporting currency is the U.S. dollar (“$”). Our subsidiaries in Hong Kong and China use Chinese Yuan Renminbi (“RMB”) as their functional currency. The financial statements of these subsidiaries are translated into U.S. dollars in accordance with FASB ASC topic 830, Foreign Currency Matters. According to the topic, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the income statement.  At the end of the fiscal year ended September 30, 2010, the Company’s accumulated foreign currency translation adjustments presented under other comprehensive income were $1,961,422.

Earnings per share

Earnings per share is computed by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

4.    Accounts Receivable

The Company maintains allowance for potential credit losses on accounts receivable. Management periodically analyzes the composition of the accounts receivable, aging of the receivables and historical bad debt to evaluate the adequacy of the reserve for uncollectible accounts.

	September 30,	September 30,
	2010	2009
Accounts receivable	$2,231,281	$1,461,721

Less: Allowance for doubtful accounts	(24,208)	(36,886)
Accounts receivable – Net	$2,207,073	$1,424,835

As of September 30, 2010 and September 30, 2009, customer accounts receivable balances with significant percentages are as follows:

	September 30, 2010	September 30, 2009
Customers:	Percentage	Percentage
A	27.84%	30.45%
B	6.2%	13.01%
C	5.35%	12.7%
Total	39.39%	56.16%

Three customers individually accounted for 10% or more of the total gross accounts receivable and together accounted for 56.16% of the total gross accounts receivable at September 30, 2009. One customer’s account receivable exceeds 10% and combined with two other customers whose accounts receivable is slightly below 10% represent 39.39% of the total gross accounts receivable as of September 30, 2010.

5.    Inventories

Inventory consisted of the following:

	September 30,	September 30,
	2010	2009
Raw materials	$205,099	$40,126
Work in progress	39,828	50,443
Finished goods	1,319,610	1,106,720
	$1,564,537	$1,197,289

6.  Property, plant and equipment

Property, plant, and equipment are recorded at cost. Expenditures incurred for repairs and maintenance are recorded as expense. Betterment, additions and renewals to property, plant, and equipment are capitalized. When property, plant and equipment are retired or disposed of, associated cost and accumulated depreciation are removed, and gain or loss, if any, incurred from disposal is included under other income or expense in the statement of operations.

Property, plant, and equipment consist of the following:

	September 30,	September 30,
	2010	2009
Building and plant	$2,767,897	$2,958,978
Machinery	11,697,862	11,174,517

Office equipment and other equipment	787,240	771,829
Vehicles	142,576	139,753
Construction in progress	1,173,702	-
	16,569,277	15,045,077
Less:

Accumulated depreciation	(5,608,043)	(4,333,212)
	$10,961,234	$10,711,865

Depreciation expense is computed using straight-line method with estimated useful lives as follows:

Building and plant	20 years
Machinery	10 years
Office equipment and other equipment	5 years
Vehicles	10 years

For the years ended September 30, 2010 and September 30, 2009, depreciation expense of $1,100,955 and $847,057 were included in cost of sales and $65,305 and $82,938 were included in selling, marketing, and administrative expenses, for a total of $1,166,260 and $929,995 respectively.

7.  Deposits

Deposits were made as required to equipment suppliers to secure timely delivery for equipment ordered for the new PPS production line. As of September 30, 2010, we have deposits of $4,906,370.

8.  Land Use Rights

Land use rights is amortized over a lease term of 50 years.

	September 30,	September 30,
	2010	2009
Land use rights	$635,154	$622,578
Less:

Accumulated amortization	(99,674)	(85,228)
	$535,480	$537,350

During 2010 and 2009, amortization expense was $12,499 and $12,458, respectively. No additional land use rights were acquired during the fiscal year 2010. Change in cost of land use rights from September 30, 2009 to September 30, 2010 was caused by the effect of changes in foreign currency exchange rate.

9.   Short-term Loans

The Company has several loans with Agricultural Bank of China, Foshan Branch. As of September 30, 2010, term loans of $2,989,018 (20,000,000 in RMB) and $807,035(5,400,000 in RMB) are outstanding and repayable in December 2010. The interest on the outstanding balance is payable every month at rates ranging from 5.85% to 7.75% per annum.  Interest expense during 2010 and 2009 was $203,219 and $269,849, respectively.

10.  Clients’ Deposits

The deposits from clients represent cash received from customers before the Company shipped products purchased by these customers.

11.   Related Party Transaction

Certain related party transactions occurred during fiscal year 2010 and 2009 as follows:

	September 30,	September 30,
Amount due to and from related parties	2010	2009
Loan payable to shareholder (a)	$160,673	$-
Advance to former shareholders (b)	-	259,538
Advance to current shareholders (c)	-	1,413
Advance to director (d)	-	73,246
Subtotal	160,673	$334,197

Receivable from related companies (e)	-	439,475
	$160,673	$773,672

(a)	Loan payable to a shareholder:
To meet short-term cash need, the Company borrowed from its CEO in amount of $160,673 in August 2010. This loan is non-interest bearing and due on demand. No such borrowing was outstanding as of September 30, 2009.

(b)	Advance to former shareholders:
 The advance to former shareholders was non-interest bearing and was repaid in 2010.

(c)	Advance to current shareholders:
 The advance to current shareholders included advances to six current shareholders. The advance was non-interest bearing and repaid in 2010.

(d)	Advance to director:
The advance to one of the directors was non-interest bearing and repaid in 2010.

(e)	Receivable from related companies:
The receivable from related companies included funds lent to three companies which have common shareholders of the Company. The loan was non-interest bearing and repaid in 2010.

12.   Convertible Notes Payable

On February 12, 2010, immediately following the closing of a share exchange agreement, the Company entered into a note purchase agreement with certain accredited investors for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants.  In addition to the finance cost of $730,187, which is accounted for as debt discount, 653,510 common shares were issued to placement agents.  The notes have the following material terms:

Maturity:   The notes mature in one year.  If principal is not paid on maturity then 150% of the principal amount shall be payable.

Interest :      10% per annum payable quarterly increasing to 15% if there is a default. Interest on the notes was recorded for the period ended September 30, 2010 in amount of $260,863.

Conversion :     In the event of the closing of any equity or series of related financings resulting in aggregate gross proceeds to the Company of at least $20,000,000 (or such lesser amount as shall be approved in writing by the holder(s) of notes evidencing at least 50% of the principal amount of the notes then outstanding), a “qualified financing,” prior to the maturity date of the notes, the principal amount of the notes converts automatically into the securities sold in such financing at a 65% discount to the offering price of such securities.

Besides the stated interest expense at 10% per annum, interest expenses are recorded to accrete the note to its balance of $4,140,000 due on February 12, 2011.  Accretion on interest expenses amounted to $1,524,750 for the year ended September 30, 2010.

Allocation of the proceeds:

After allocating $1,052,000 to the initial fair value of warrants derivative liabilities, and agent commission of $404,000 and legal fee of $326,187, the remaining proceeds received from the convertible note of $3,409,813 were allocated to placement agent common stock and convertible note payable based on their relative fair value. This results in a debt discount of $2,439,743 from the face amount of the convertible notes payable; accordingly, the discount is being amortized over the life of the notes to accrete the notes to its redemption value.  The proceeds allocation is as follows:

Gross proceeds	$4,140,000
Less:
Commission paid to placement agent	404,000
Legal fee	326,187
Net proceeds	$3,409,813

Record warrant as derivative liability	$1,052,000
Allocated remaining proceeds to :
Common stock issued to placement agents	657,556
Convertible Note	1,700,257
$3,409,813

Discount of notes:   the convertible notes were recorded at the transaction date with discount consisted of the following items:

Warrants	$1,052,000

Stock issued to placement agent	657,556

Cash paid for commission and legal fees	730,187
$2,439,743

Convertible notes payable, net of discount, at the transaction date was $1,700,257.

As of September 30, 2010, after $1,524,750 in accretion of interest expense, net convertible notes payable was $3,225,007.

13.   Accounting for Warrants

 In conjunction with issuing the convertible notes, the Company agreed to issue common stock warrants to the convertible notes investors in the debt financing transaction described in note 12. The warrants issued have the following material terms:

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

Number of Shares :  The warrants represent the right to purchase 8% of the total shares of common stock outstanding (on a fully-diluted basis) immediately after the closing of the financing.

Exercise Price :   The warrants are exercisable at the price for which the shares of common stock (or common stock equivalent if derivative securities are sold) are sold in the financing.  If the financing includes more than one type of securities, the exercise price shall equal the lowest price per share of common stock or common stock equivalent included in the financing.

At the time of the notes issuance, the Company also issued non-conversion warrants to the placement agent to purchase 5% of the Company’s common stock underlying the warrants issued to the convertible notes investors, exercisable at the same price at which the investors’ warrants become exercisable.

The Company analyzed the warrants issued and the conversion features embedded in the notes to assess whether they meet the definition of a derivative under the guidance set forth by FASB ASC 815 (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) and, thereof, the applicability of the accounting rules in accordance to FASB ASC 815 to treat the conversion option and the warrants as derivative liabilities.

Under FASB ASC 815-10-15, a financial instrument is a derivative if it meets one of the following three criteria: i) it requires or permits net settlement; ii) there is a market mechanism for the net settlement; and iii) the net settlement can be fulfilled by delivery of assets that are readily convertible to cash. Management concluded that the conversion option embedded in the notes does not meet the above criteria and therefore is not a derivative.

Since the warrants permit the holder to perform a cashless exercise and receive a net number of shares of the Company’s common stock at the time of exercise, these warrants meet the definition of derivative instrument under ASC 815-10-15-83.

Management also evaluated whether the warrants meet the scope exception set forth by FASB ASC 815-40 (“Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of FASB ASC 815.  The provisions in FASB ASC 815-40 apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FASB ASC 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. Because the exercise price of the warrants is not fixed and will be determined by the price at which the Company completes a Financing prior to the time the warrants become exercisable, the warrants are not considered indexed to the Company’s common stock. The exception provided under FASB ASC 815-40-15 are not available therefore management determined the warrants should be accounted for as a derivative liability. The terms of the placement agent non-conversion warrants have terms identical to the investors’ warrants, therefore are accounted as a derivative liability.

Derivative instruments are initially measured and recorded at their fair value and marked-to-market at each report date until they are exercised or expire, with any change in the fair value charged or credited to income.

As a result of adopting accounting treatment according to ASC 815-40, investor and placement agent warrants are recorded as derivative liabilities and valued at $1,052,000 using a binomial option pricing model on the date of issuance and as of March 31, 2010. Because there was no trade market for the Company’s stock, management used substitute volatility in the initial and subsequent measuring of the fair market value of the warrants issued. Management re-measured the fair market value based on the adjusted volatility of publicly traded stock of three companies with business and financial size comparable to the Company’s and the remaining term of the warrants.

As of September 30, 2010, these warrants were valued at $739,000. The valuation inputs are provided in the table as follows:

Attribute	As of September 30, 2010

Warrants Outstanding	1,670,823 (*)
Stock Market Price	$6.00
Exercise Price	$6.00
Risk-free Interest Rate	0.27%
Estimated Volatility	75%
Expected Dividend Yield	0%
Warrants Life (years)	4.4

(*) Warrants outstanding as of September 30, 2010 is based on 8% of the total outstanding common shares on fully diluted basis and warrants issued to placement agent equal to 5% of investors’ warrants :

Shares of common stock to be outstanding as of Sep 30, 2010	15,265,714
Shares of common stock to be issued in the public offerings	4,166,667
Anti-dilutive shares to be issued to placement agent	458,373
Total	19,890,754

8% of the fully-diluted shares outstanding immediately after IPO	8%

Shares underlying the warrants	1,591,260

Placement agent's non-conversion warrants (5% of investors' warrants)	79,563

1,670,823

14.   Equity and stock option based compensation

2010 Stock Incentive Plan

In September 2010, the Board of Directors adopted the 2010 Stock Incentive Plan (“2010 plan”) under which it may grant incentive and nonqualified stock options, restricted stock and stock appreciation rights to eligible employees, non-employee directors, or consultants.  Stock options granted generally have a 5-year life and vest pursuant to terms set forth under employment agreement. Under the 2010 plan, stock options of 400,000 were granted with exercise price equal to the Company’s intended initial public offering price and will be vested over a three year period. Vesting period starts at August 1, 2010 under the compensation terms of employment contract.

The Company accounts for stock-based compensation under provisions of FASB ASC 718 – Accounting for Stock Compensation which establishes standards for the accounting for equity instruments exchanged for employee services. Under the provisions of FASB ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

The fair value of the employee stock options granted is estimated using a binomial pricing model at the grant date with input as follows:

Attribute	As of September 10, 2010

Vested Stock Options	26,740 (*)
Stock Market Price	$6.00
Exercise Price	$6.00
Risk-free Interest Rate	0.27%
Estimated Volatility	75%
Expected Dividend Yield	0%
Warrants Life (years)	4.8

Total cost of the share-based compensation from the issuance of the stock options is valued at $1,351,000 and will be recognized over the vesting period. For the year ended September 30, 2010, $90,310 was recognized as expense from the options granted.

The following table summarizes the activities for the stock options granted for the year ended September 30, 2010:

	Options Outstanding
	Number of Shares	Exercise Price	Remaining Life (years)
As of October 1, 2009	-
Granted	400,000	$6
As of September 30, 2010	400,000	$6	4.8
Requisite Service Periods Lapsed (months)	2
Vested and exercisable as of September 30, 2010	26,740	$6	4.8

The Company’s 2010 stock incentive plan also granted 30,000 shares of restricted common stock to an independent director, of which 20,000 shares vest over a period of two years. At the grant date, the fair value of these restricted shares issued was measured at estimated $6 per share. As of September 30, 2010, shares of 13,333 not subject to forfeiture were recognized as shared-based compensation expense at an estimated fair market value of $6 per share.

Total stock-based expense was recorded as follows:

Restricted stock	$79,998
Vested options	90,310
$170,308

15.   Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income attributable to common shareholders as adjusted for the effect of dilutive common equivalent shares, if any, by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible note (using the if-converted method) and common shares issuable upon the exercise of outstanding warrants (using the treasury stock method).   Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Using if-converted method, the Company’s fiscal year 2010’s earnings per share is anti-dilutive.

	For the Years Ended
	September 30, 2010	September 30, 2009
Net Income
(numerator for basic income per share)	$2,221,077	$2,445,652
Plus interest on convertible note	1,472,613	-
Net Income - assumed conversions
(numerator for diluted income per share)	$3,693,690	$2,445,652

Weighted average common shares
(denominator for basic income per share)	14,979,390	14,510,204

Effect of Dilutive Securities:
Warrants - treasury stock method	-	-
Convertible note as-if-converted method	1,247,671	-
Weighted average common shares
(denominator for diluted income per share)	16,227,061	14,510,204

Basic net income per share	$0.15	$0.17
Diluted net income per share (anti-dilutive)	$0.15	$0.17

16.  Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2010 and September 30, 2009.

BVI

Hong Hui is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Foshan. For 2008 and 2009, Foshan enjoyed a tax free holiday for two years. From January 2010 onwards, Foshan is taxed at 25% of net income except for the 2010 and 2011years where there is a 50% discount on income tax.

The tax provision was $24,023 and $0 for the years ended September 30, 2010 and September 30, 2009, respectively.  The Company has recorded zero deferred tax assets or liabilities as of September 30, 2010 and September 30, 2009, net of tax allowance, because all other significant differences in tax basis and financial statement amounts are permanent differences.

	For the Year Ended
	September 30
	2010	2009

Income Tax Expense:
Current Income Tax	$24,023	$-
Change in Deferred Tax Assets – Net Operating Loss	89,631	89,631
Change in valuation allowance	(89,631)	(89,631)

Total	$24,023	$-

The Company follows the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended September 30, 2010.  Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns.  In addition, we have timely filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the years ended September 30, 2010 and 2009.

All of the Company’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 12.5% (50% discount of 25%) to income before income taxes for the years ended September 30, 2010 and September 30, 2009 for the followings reasons:

	For the Year Ended
	September 30
	2010	2009

Income before income taxes	$2,245,100	$2,445,652

Computed “expected” income tax expense at 12.5% in 2010 and zero in 2009	$280,638	$546,960
Tax effect of net taxable permanent differences	(166,984)	(546,960)

Effect of cumulative tax losses	(89,631)	-

	$24,023	$-

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the years ended September 30, 2010 and September 30, 2009.

17.   Other Comprehensive Income

Other comprehensive income on the balance sheet represents accumulated foreign currency translation adjustments.

18.   Recent Accounting Pronouncements

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

19.   Subsequent Events

On December 20, 2010, the Company repaid its short-term loans of RMB 25,400,000 to the Foshan branch of the Agriculture Bank of China. On December 22, 2010, the Company obtained unofficial approval from the same bank for a new six months term loan in the amount of RMB 20 million to meet its short-term cash needs to complete installation of a new PPS production line. The loan carries an annual interest rate of 6.21% and is repayable on June 21, 2011. Official approval is expected in early January 2011.

On December 8, 200, the Company obtained a loan from Standard Chartered Bank in the amount of RMB 6,000,000 for a term of 90 days. The loan carries an interest rate of 6.6% and requires the Company to deposit RMB 3,000,000 to the bank as guarantee.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on January 3, 2011.

CHINA SLP FILTRATION TECHNOLOGY, INC.

/s/ Li Jie
By: Li Jie
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Li Jie	January 3, 2011
Li Jie Chief Executive Officer and a director (principal executive officer)

/s/ Eric Gan	January 3, 2011
Eric Gan Chief Financial Officer (principal financial officer and accounting officer)

/s/ Li Jun	January 3, 2011
Li Jun Director

/s/ Chris Bickel	January 3, 2011
Chris Bickel Director

/s/ Richard M. Cohen	January 3, 2011
Richard M. Cohen Director

/s/Law Wawai	January 3, 2011
Law Wawai President of Sales and Director

/s/ Su Lei	January 3, 2011
Su Lei Director

EXHIBIT INDEX

3.1	Certificate of Incorporation, as amended

3.2	Amended and Restated Bylaws

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 the Registration Statement on Form S-1 filed on October 15, 2010)

4.2
Form of Convertible Promissory Note (issued pursuant to Note Purchase Agreement, dated as of February 12, 2010 between the Company and the investors.) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 12, 2010)

4.3
Form of Warrant (issued pursuant to Note Purchase Agreement, dated as of February 12, 2010 between the Company and the investors.) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 12, 2010)

4.4
Stock Pledge Agreement, dated as of February 12, 2010, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on February 12, 2010)

10.1
Share Exchange Agreement, dated as of February 12, 2010 between the Company, Hong Hui and the former stockholders of Hong Hui. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2010)

10.2	Note Purchase Agreement, dated as of February 12, 2010 between the Company and the investors (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 12, 2010)

10.3
Escrow Agreement, dated as of February 12, 2010, by and between the Company, each of the investors, and Interwest Transfer Agent , as escrow agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 12, 2010)

10.4
Registration Rights Agreement dated February 12, 2010, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 12, 2010)

10.5
Non Recourse Guaranty Agreement dated as of February 12, 2010, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 12, 2010)

10. 6
Stock Pledge Agreement dated as of February 12, 2010, by and among the Company, certain stockholders of the Company and the collateral agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on February 12, 2010)

10.7
Engagement Letter Agreement, dated November 17, 2009, as amended,  by and between Foshan and Primary Capital LLC, as amended  (incorporated by reference to Exhibit 10.7 to Amendment No. 2  the Registration Statement on Form S-1 filed on October 15, 2010)

10.8
Voting Agreement dated as of February 12, 2010 by and among the Company, the Investors, Bestyield Limited and Proudlead Limited (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 12, 2010).

10.9
Employment Agreement dated as of November 20, 2008 by and between the Company and Ji Lie  (incorporated by reference to Exhibit 10.9 to Amendment No. 2  the Registration Statement on Form S-1 filed on October 15, 2010)

10.10
Employment Agreement dated as of January 1, 2010 by and between the Company and Law Wawai (incorporated by reference to Exhibit 10.11 to Amendment No. 2  the Registration Statement on Form S-1 filed on October 15, 2010)

10.11
Employment Agreement dated as amended, between the company and Zeng Shijun
(incorporated by reference to Exhibit 10.10 to Amendment No. 2  the Registration Statement on Form S-1 filed on October 15, 2010)

10.12	Form of Lock Up Agreement amended (incorporated by reference to Exhibit 10.12 to Amendment No. 2 the Registration Statement on Form S-1 filed on October 15, 2010)

10.13	Form of Lock Up Agreement amended (incorporated by reference to Exhibit 10.13 to Amendment No. 2 the Registration Statement on Form S-1 filed on October 15, 2010)

10.14
Independent Director’s Agreement dated May  2010  between Richard M. Cohen and the Company  (incorporated by reference to Exhibit 10.14 to Amendment No. 2  the Registration Statement on Form S-1 filed on October 15, 2010)

10.15	The China SLP Filtration Technology, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 9, 2010)

10.16	Convertible Note dated February 7, 2007 and Eric Gan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2010)

10.17
Convertible Note dated February 7, 2007 and conversion notice dated December 2008 by and between Perpetual Technologies, Inc. and  Lorikeet, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 2  the Registration Statement on Form S-1 on October 15, 2010)

10.18
Letter Agreement dated February 8, 2010 by and among the Company and Joseph Nemelka, 1st Orion Corporation and Lorikeet, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2  the Registration Statement on Form S-1 filed on October 15, 2010)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.20 to Amendment No. 2 the Registration Statement on Form S-1 filed on October 15, 2010)]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002