Form 10-Q
period 2010-12-31
CHINA SLP FILTRATION TECHNOLOGY, INC.
filed 2011-02-14
CIK 1423023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

86-757-86683197
(Registrant’s telephone number, including area code)

__________________________________________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 2, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,265,714

Quarterly Report on FORM 10-Q

Three Months Ended December 31, 2010

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

China SLP Filtration Technology, Inc.
Condensed Consolidated Financial Statements
Three months ended December 31, 2010 and 2009

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,273,088	$5,295,301
Restricted cash	454,387	-
Accounts receivable - Net	2,282,430	2,207,073
Advance to suppliers	1,262,826	-
Inventory	1,820,136	1,564,537
Taxes refund receivable	570,093	-
Prepaid expenses and other current assets	652,813	585,385
Total Current Assets	12,315,773	9,652,296

Deposits	1,534,549	4,906,370
Property and equipment - Net	14,771,900	10,961,234
Land use rights - Net	539,470	535,480
Total Assets	$29,161,692	$26,055,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$3,938,022	$3,796,053
Accounts payable and accrued liabilities	2,239,652	742,384
Clients’ deposits	-	286,700
Other payable - related party	920,148	160,673
Taxes payable	88,943	31,406
Warrants liabilities	548,000	739,000
Convertible notes payable $4,140,000, net of discount	3,834,907	3,225,007

Total Current Liabilities	11,569,672	8,981,223

Total Liabilities	11,569,672	8,981,223
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding; Common stock, $0.001 par value, 40,000,000 shares authorized, 15,265,714 shares issued and outstanding at December 31, 2010 and September 30, 2010	15,266	15,266
Additional paid-in capital	8,527,190	8,375,860
Retained earnings	6,779,081	6,721,609
Accumulated other comprehensive income	2,270,483	1,961,422
Total Stockholders’ Equity	17,592,020	17,074,157

Total Liabilities and Stockholder’s Equity	$29,161,692	$26,055,380

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	December 31
	2010	2009
Net Sales	$5,780,973	$5,224,961
Cost of Sales	4,223,562	3,611,088
Gross Profit	1,557,411	1,613,873

Selling, General and Administration Expenses	812,636	274,023
Income from Operations	744,775	1,339,850

Other Income (expense)
Interest Income	5,330	225
Interest Expense	(777,697)	(58,909)
Loss on Disposal of Fixed Assets	(23,408)	(107)
Government subsidy	6,090	-
Changes in Fair Value of Warrants	191,000	-
Total Other Income (expenses)	(598,685)	(58,791)
Income before Income Taxes	146,090	1,281,059
Income Tax Provision	88,618	-
Net Income	$57,472	$1,281,059

Other Comprehensive Income
Foreign Currency Translation Adjustments	309,061	(1,306)
Total Comprehensive Income	$366,533	$1,279,753

Net Income Per Common Shares:
Basic and diluted	$0.00	$0.09
Weighted-Average Common Shares Outstanding:
Basic	15,265,714	14,510,204
Diluted	17,189,523	14,510,204

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended December 31,
	2010	2009

Cash Flow from Operating Activities:
Net income	$57,472	$1,281,059
Adjustments to reconcile net income to net cash
flow provided by (used in) operating activities:
Depreciation	301,818	282,521
Amortization	3,187	3,112
Bad debt allowance	(7,372)	-
Non-cash interest charges	609,900	-
Non-cash equity-based expense	151,329	-
Changes in warrants valuation	(191,000)	-
Loss(gain) from disposal of fixed assets	23,408	107
Change in operating assets and liabilities:
Accounts receivable	(37,838)	(473,263)
Advance to suppliers	(1,250,571)	178,534
Inventory	(232,266)	(69,973)
Taxes refund receivable	(564,561)	-
Prepaid expenses and other current assets	(58,972)	(22,866)
Accounts payable & accrued liabilities	1,479,878	277,822
Clients’ deposits	(287,739)	(75,164)
Taxes payable	57,098	15,297
Net cash provided by (used in) operating activities	53,771	1,397,186

Cash Flow from Investing Activities:
Addition-property, equipment, and land use rights	(442,051)	(893)
Deposits for purchase of equipment	(110,079)	-
Proceeds from disposal of fixed assets	3,805	-
Proceeds from related party receivable	-	161,116
Net cash (used in) provided by investing activities	(548,325)	160,223

Cash Flow from Financing Activities:
Repayment of loans	(3,809,810)	(330,101)
Proceeds from loans	3,899,805	-
Due to related parties	749,963	-
Restricted cash to secure bank loans	(454,387)	-
Net cash provided by (used) in financing activities	385,571	(330,101)

Effects of Exchange Rates on Cash	86,770	(269)
Net increase (decrease) in cash and cash equivalents	(22,213)	1,227,039

Cash and cash equivalents, beginning of year	5,295,301	3,297,648

Cash and cash equivalents, end of year	$5,273,088	$4,524,687

Supplemental information of cash flows
Cash paid for interest	$478,111	$58,909
Cash paid for income taxes	$24,023	$-

See accompanying notes to financial statements

China SLP Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the three months ended December 31, 2010
(Unaudited - Expressed in US dollars except indicated otherwise)

1.  Nature of Business and Organization History

China SLP Filtration Technology, Inc., formerly named Perpetual Technologies, Inc. (the “Company” or “we”) was incorporated under the laws of the State of Delaware in March 2007. Prior to a reverse merger completed on February 12, 2010, we had no operations or substantial assets.

Hong Hui Holdings Limited (“Hong Hui”) was formed in January 2010 in the British Virgin Islands as a holding company by the shareholders of Technic International Inc. (“Technic”), a Hong Kong company. On formation, each shareholder transferred its ownership of Technic to Hong Hui. This acquisition was accounted for as a transfer of entities under common control.

Technic International Ltd. (“Technic”) was incorporated in September 2005 under the laws of Hong Kong as a holding company that owned a 100% equity interest in Nanhai Jinlong Nonwoven Co. Ltd. (“Jin Long”) located in Foshan City, Guangdong Province, the People’s Republic of China (“China”). Jin Long was established in 2000 under the laws of China. In September 2005, Jin Long became the wholly-owned foreign enterprise (“WOFE). In April 2009, Jin Long changed its name to Foshan S.L.P. Special Materials Co., Ltd. (“Foshan”).

On February 12, 2010, we entered into a share exchange agreement with the owners of all of the outstanding shares of Hong Hui.   Under the terms of the share exchange agreement, we issued and delivered to the Hong Hui stockholders a total of 14,510,204 (72,551,020 pre-split) shares of our common stock in exchange for all of the outstanding shares of Hong Hui.  As a result of the share exchange or reverse merger, Hong Hui became our wholly-owned subsidiary. The transaction is accounted for as a reverse acquisition, except that no goodwill or other intangible was recorded. The recapitalization is considered to be a capital transaction in substance, rather than a business combination.

On March 24, 2010, the Company effected a 1 for 5 reverse stock split of its outstanding common stock. The effect of the reverse split is retrospectively showed in all periods presented.

Through Foshan, we manufacture, market and sell  nonwoven fabrics in China.

2.  Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of December 31, 2010, the condensed consolidated statements of operations for the three months ended December 31, 2010 and 2009, and the condensed consolidated statements of cash flow for the three months ended December 31, 2010 and 2009 are unaudited. These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all the disclosures required for annual financial statements under generally accepted accounting principles. However, these interim consolidated financial statements follow the same accounting policies and methods of application as the Company’s most recent annual financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended September 30, 2010.

Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2011, or for any other period.

3.  Summary of Significant Accounting Policies

These interim consolidated financial statements follow the same accounting policies and methods of application as the Company’s most recent annual financial statements.

4.  Restricted Cash

Restricted cash is a deposit of $454,387 (RMB 3,000,000) with the Standard Chartered Bank as a guarantee of the loan of RMB6,000,000 on a term of six months the Company obtained in December 2010 from the bank.  We cannot withdraw the funds from the deposit account until we repay the loan.

5.  Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management periodically analyzes the composition of the accounts receivable, aging of the receivables and historical bad debt to evaluate the adequacy of the reserve for uncollectible accounts.

	December 31,	September 30,
	2010	2010
Accounts receivable	$2,299,520	$2,231,281
Less: Allowance for doubtful accounts	(17,090)	(24,208)
Accounts receivable – Net	$2,282,430	$2,207,073

As of December 31, 2010 and September 30, 2010, the customer accounts receivable balance with significant percentage of the gross accounts receivable balance were as follows:

	December 31,	September 30,
	2010	2010
Customers:	Percentage	Percentage
A	12%	28%
B	11%	6%
C	10%	5%
Total	33%	39%

Three customers individually accounted for 10% or more of the total gross accounts receivable and together accounted for 33% of the total gross accounts receivable at December 31, 2010. As of September 30, 2010, one customer’s account receivable exceeded 20%, and combined with two other customers whose accounts receivable was below 10%, represented 39% of the total gross accounts receivable as of September 30, 2010.

6.  Advances to Suppliers

As of December 31, 2010, advances to suppliers consisted of deposits on account with several key raw materials suppliers to secure preferential pricing of raw materials.  The deposits also are used to ensure timely delivery of materials purchased.

7.  Inventories

Inventory consisted of the following:

	December 31,	September 30,
	2010	2010
Raw materials	$178,957	$205,099
Work-in-process	86,710	39,828
Finished goods	1,554,469	1,319,610
	$1,820,136	$1,564,537

8.  Property, Plant, and Equipment

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

Property, plant and equipment consist of the following:

	December 31,	September 30,
	2010	2010
Building and plant	2,805,146	$2,767,897
Machinery	11,825,802	11,697,862
Office and other equipment	797,834	787,240
Vehicles	144,518	142,576
Construction in progress	5,183,496	1,173,702
	20,756,796	16,569,277
Less:
Accumulated depreciation	(5,984,896)	(5,608,043)
	$14,771,900	$10,961,234

Depreciation expense is computed using straight-line method with estimated useful lives as follows:

Building and plant	20 years
Machinery	10 years
Office equipment and other equipment	5 years
Vehicles	10 years

For the three month period ended December 31, 2010, depreciation expense of $284,579 was included in cost of sales and $17,239 was included in selling, marketing, and administrative expenses, for a total of $301,818.

For the three month period ended December 31, 2009, depreciation expense of $265,570 was included in cost of sales and $16,951 was included in selling, general and administrative expenses, for a total of $282,521

9.  Deposits

As of December 31, 2010, we have deposits of $1,534,549 with equipment providers to ensure timely fulfillment of our purchase contracts to build new production facilities.

10.  Land Use Rights

Land use rights are amortized over a lease term of 50 years.

	December 31,	September 30,
	2010	2010
Land use rights	$643,703	$635,154
Less:
Accumulated amortization	(104,233)	(99,674)
	$539,470	$535,480

Change in cost of the land use rights from September 30, 2010 to December 31, 2010 reflects the effect of changes in foreign currency exchange rate.

11.   Short-term Loans:

The Company has a short-term loan of $3,029,247 (RMB 20,000,000) with Agricultural Bank of China, Foshan Branch and the loan is due on June 21, 2011. The interest on the outstanding balance is payable every month at a floating rate, currently at 6.21% per annum.

The Company has another short-term loan from Standard Chartered Bank in the amount of $908,775 (RMB 6,000,000) for a term of 90 days. The loan carries an interest rate of 6.6% and requires the Company to deposit RMB 3,000,000 to the bank as guarantee.  The loan is repayable on March 7, 2011.

12.  Other payable to related party:

Other payable to related party accounts for the amount of $920,148 the Company borrowed from its CEO. This loan is non-interest bearing and is repayable on demand.

13.   Convertible Note Payable

On February 12, 2010, immediately following the closing of a share exchange agreement, the Company entered into a note purchase agreement with certain accredited investors for the sale of convertible notes in the aggregate principal amount of $4,140,000 and warrants.  In addition to the finance cost of $730,187 which is accounted for as debt discount, 653,510 common shares were issued to placement agents.  The notes have the following material terms:

Maturity:   The notes mature in one year.  If principal is not paid on maturity then 150% of the principal amount shall be payable.

Interest:      10% per annum and payable on the last day of a quarter. The interest will increase to 15% if there is a default. Interest expense of $104,351 was recorded and paid for the quarter ended December 31, 2010.

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

Besides the stated interest at 10% per annum, interest expenses are recorded to accrete the note to its principal balance of $4,140,000 at its due date on February 12, 2011.  Accretion on interest expenses amounted to $609,900 for the three months ended December 31, 2010.

Allocation of the proceeds:

After allocating $1,052,000 to the initial fair value of warrants derivative liabilities, and agent fee of $730,187, the remaining proceeds received from the convertible note of $3,409,813 were allocated to placement agent common stock and convertible note payable based on their relative fair value. This results in a debt discount of $2,439,743 from the face amount of the convertible note payable. The discount is being amortized over the life of the note to accrete the note to its redemption value.  The proceeds allocation is as follows:

Gross proceeds	$4,140,000
Less:
Commission paid to placement agent	404,000
Legal fee	326,187
Net proceeds	$3,409,813

Net proceeds were presented as follows:
Recorded warrants as derivative liability	$1,052,000
Allocated remaining proceeds to :
Common stock issued to placement agents	657,556
Convertible Note	1,700,257

The convertible notes were recorded at the transaction date with discount consisted of the following items:

Warrants	$1,052,000
Stock issued to placement agent	657,556
Cash paid for commission and legal fees	730,187
$2,439,743

Convertible notes payable, net of discount, at the transaction date was $1,700,257.

As of December 31, 2010, after a note discount amortization of $2,134,650, net convertible notes payable was accreted to $3,834,907.

14.   Accounting for Warrants

In conjunction with issuing the convertible notes, the Company agreed to issue common stock warrants to the convertible note investors in the debt financing transaction described in note 13. The warrants issued have the following material terms:

The warrants are exercisable at any time during a five-year period commencing on the closing of a “financing,” which means the first sale (or series of related sales) by us of stock (or debt or equity securities convertible into stock), in a capital raising transaction, occurring after the maturity date (or the date the notes become due pursuant to a default, if earlier) with aggregate gross proceeds of at least $20,000,000.   The warrants cannot be exercised if no financing is consummated within a five-year period after the issue date and become void if the notes automatically convert into common stock.

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

The Company analyzed the warrants issued in connection of the issuance of the notes and the conversion features embedded in the notes to assess whether they meet the definition of a derivative under the guidance set forth by FASB ASC 815 (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) and, thereof, the applicability of the accounting rules in accordance to FASB ASC 815 to treat the conversion option and the warrants as derivative liabilities.

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

Management also evaluated whether the warrants meet the scope exception set forth by FASB ASC 815-40 (“Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of FASB ASC 815.  The provisions in FASB ASC 815-40 apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FASB ASC 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. Because the exercise price of the warrants is not fixed and will be determined by the price at which the Company completes a Financing prior to the time the warrants become exercisable, the warrants are not considered indexed to the Company’s common stock. The exceptions provided under FASB ASC 815-40-15 are not available; therefore, management determined the warrants should be accounted for as a derivative liability. The terms of the placement agent non-conversion warrants have terms identical to the investors’ warrants and are therefore accounted as a derivative liability.

Derivative instruments are initially measured and recorded at their fair value and marked-to-market at each report date until they are exercised or expire, with any change in the fair value charged or credited to income.

As a result of adopting accounting treatment according to ASC 815-40, investor and placement agent warrants are recorded as derivative liabilities and valued at $1,052,000 using a binomial option pricing model on the date of issuance. Because there was no trade market for the Company’s stock, management used substitute volatility in the initial and subsequent measuring of the fair market value of the warrants issued. Management re-measured the fair market value based on the adjusted volatility of publicly traded stock of three companies with business and financial size comparable to the Company’s and the remaining term of the warrants.

As of December 31, 2010, these warrants were re-valued at $548,000 based on factors including the probability of the exercisability of the warrants, changes in the estimate of volatility, and remaining life of these warrants. The revaluation inputs are provided in the table as follows:

Attribute	As of December 31, 2010
Warrants Outstanding	1,670,823 (*)
Stock Market Price	$6.00
Exercise Price	$6.00
Risk-free Interest Rate	2.01%
Estimated Volatility	75%
Expected Dividend Yield	0%
Options Life (years)	4.17

(*) Warrants outstanding as of December 31, 2010 is based on 8% of the total outstanding common shares on fully diluted basis and warrants issued to placement agent equal to 5% of investors’ warrants :

Shares of common stock outstanding as of December 31, 2010	15,265,714
Shares of common stock to be issued in the public offerings	4,166,667
Anti-dilutive shares to be issued to placement agent	458,373
Total	19,890,754

8% of the fully-diluted shares outstanding immediately after IPO	8%

Shares underlying the warrants	1,591,260

Placement agent’s non-conversion warrants (5% of investors’ warrants)	79,563

1,670,823

15.   Equity and stock option based compensation

2010 Stock Incentive Plan

In September 2010, the Board of Directors adopted the 2010 Stock Incentive Plan (“2010 Plan”) under which it may grant incentive and nonqualified stock options, restricted stock and stock appreciation rights to eligible employees, non-employee directors, or consultants.  Stock options granted generally have a 5-year life and vest pursuant to terms set forth under employment agreement. Under the 2010 Plan, stock options of 400,000 were granted with exercise price equal to the Company’s intended initial public offering price and will be vested over a three year period. The vesting period starts at August 1, 2010 under the compensation terms of the employment contract.

The Company accounts for stock-based compensation under provisions of FASB ASC 718 – Accounting for Stock Compensation which establishes standards for the accounting for equity instruments exchanged for employee services. Under the provisions of FASB ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures.

The fair value of the employee stock options granted is estimated using a binomial pricing model at the grant date with input as follows:

Attribute	As of September 10, 2010
Stock Market Price	$6.00
Exercise Price	$6.00
Risk-free Interest Rate	0.27%
Estimated Volatility	75%
Expected Dividend Yield	0
Warrants Life (years)	4.8

Total cost of the share-based compensation from the grant of the stock options was initially estimated at $1,351,000 at the grant date based on the valuation of the options. The cost is recognized on the number of shares vested over the vesting period.

The following table summarizes the activities for the 2010 Plan for the three month period ended December 31, 2010:

	Number of	Exercise	Remaining
	Shares	Price	Contractual Life
Options outstanding as of September 30, 2010	400,000	$6.00	4.8
Granted	-
Forfeiture	0
As of December 31, 2010	400,000	$6.00	4.6
Requisite Service Periods Lapsed (months)	5
Vested and exercisable as of December 31, 2010	67,068	$6.00	4.6

In addition, one of our independent directors was granted 30,000 shares of restricted common stock under the Company’s 2010 Plan, of which 20,000 shares vest over a period of two years.  At the grant date, the fair value of these restricted shares issued was measured at estimated $6 per share. As of December 31, 2010, shares of 15,854 were not subject to forfeiture, of which 2,520 shares were recognized as shared-based compensation expense at an estimated fair market value of $6 per share for the three months ended December 31, 2010.

Total stock-based expense was recorded for the three months ended December 31, 2010 as follows:

Vested options	$136,206
Restricted stock	15,120
$151,326

16.   Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income attributable to common shareholders as adjusted for the effect of dilutive common equivalent shares, if any, by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible note (using the if-converted method) and common shares issuable upon the exercise of outstanding warrants (using the treasury stock method).   Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Using if-converted method, the Company’s earnings per share for the three months ended December 31, 2010 is anti-dilutive.

	Three Months Ended
	December 31,	December 31,
	2010	2009
Net Income
(numerator for basic income per share)	$57,472	$1,281,059
Plus interest on convertible note	523,251	-
Net Income - assumed conversions
(numerator for diluted income per share)	$580,723	$1,281,059

Weighted average common shares
(denominator for basic income per share)	15,265,714	14,510,204

Effect of dilutive securities:
Warrants - treasury stock method	-	-
Convertible notes as if-converted method	1,923,809	-
Weighted average common shares
(denominator for diluted income per share)	17,189,523	14,510,204

Basic net income per share	$0.00	$0.09
Diluted net income per share (anti-dilutive)	$0.00	$0.09

 17.   Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2010 and September 30, 2010.

BVI

Hong Hui is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly, is exempted from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Foshan. For 2008 and 2009, Foshan enjoyed a tax free holiday for two years. From January 2010 onwards, Foshan is taxed at 25% of net income except for the year 2010 and 2011 during which there is a 50% discount on income tax.

The tax provision was $88,618 and $0 for the three months ended December 31, 2010 and December 31, 2009, respectively.  The Company has recorded zero deferred tax assets or liabilities as of December 31, 2010 and December 31, 2009, net of tax allowance, because all other significant differences in tax basis and financial statement amounts are permanent differences.

We follow the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2010.  Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns.  In addition, we have timely filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the three months ended December 31, 2010 and 2009.

All of the Company’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 12.5% (50% discount of 25%) to income before income taxes for the three months ended December 31, 2010 for the followings reasons:

	For the Three Months Ended
	December 31,
	2010	2009
Income before income taxes	$146,090	$357,462
Temporary difference:
Write-off for bad debt	(7,372)	-
Permanent difference:
Undeductible interest expense	609,900	-
Non-taxable income from valuation adjustment for warrants	(191,000)	-
Non-deductible stock-based compensation	151,329	-
Adjusted taxable income	$708,947	-
Income tax rate at 12.5% and zero in 2010 and 2009	12.50%	-
Income tax expense	$88,618	-

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the three months ended December 31, 2010 and 2009.

 18.   Subsequent Events

On January 31, 2011, we entered into note extension agreements with each of the purchasers (other than Lumen Capital LP) of our 10% secured convertible notes in the aggregate principal  amount of $4,040,000, issued on February 12, 2010,  to extend the maturity date  from February 12, 2011 to  June 30, 2011.  The note in the principal amount of $100,000 held by Lumen Capital LP was repaid on February 11, 2011.

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

The transaction is accounted for as a reverse acquisition, except that no goodwill or other intangible has been recorded.  The recapitalization is considered to be a capital transaction in substance, rather than a business combination.   Beginning from February 12, 2010, the operating results of Foshan are consolidated in the Company’s financial results for that period.

Foshan is engaged in the manufacture and sale of  non-wovens.

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

We recently developed a continuous filament, spun-bond, needle-punched manufacturing process to manufacture polyphenylene sulfide fiber, or PPS, a specialized type of high temperature resistant non-woven fabric and intend to begin commercial production of PPS using our proprietary manufacturing process in 2011.  We have applied for a process patent in the PRC for this process (Patent No. PRC: 201010102660.2) and we intend to apply for a process patent in North America and Europe.  In comparison to other filtration materials currently available, we believe that our non-woven fabric will be stronger, have lower production and operating costs, and will have higher filtration efficiency.  Although prototype bag filters made of our PPS product have been tested in laboratories, they have not been tested on site by any potential end user and we do not expect to develop prototype products for testing by any potential end user prior to commence commercial production of PPS products. Our new PPS nonwoven fabric may never achieve broad market acceptance, due to any number of factors, including that the product may not be as effective as our initial testing indicates and competitive material may be introduced which renders our PPS product too expensive or obsolete.

On March 24, 2010, the Company effected a 1 for 5 reverse stock split of its outstanding common stock. The effect of the reverse split is retrospectively shown in all periods presented.

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

Recent Development

On January 31, 2011, we entered into note extension agreements with each holder of our outstanding convertible notes (except for Lumen Capital LP who holds a convertible note in the principal amount of $100,000) to extend the maturity date of the notes from February 12, 2011 to June 30, 2011.  We repaid Lumen Capital the principal amount of $100,000 on February 11, 2011.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  This discussion should be read in conjunction with our audited financial statements and accompanying notes as of September 30, 2010, and for the year then ended, and the unaudited condensed consolidated interim financial statements for the three months ended December 31, 2010.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See the financial statements of the Company and the related notes thereto and other financial information included elsewhere in this report.

	Three Months Ended December 31
	2010		2009
Net Sales	$5,780,973	100%	$5,224,961	100%
Cost of Sales	4,223,562	73%	3,611,088	69%
Gross Profit	1,557,411	27%	1,613,873	31%
Selling, General and Administrative Expense	812,636	14%	274,023	5%
Operating Income	744,775	13%	1,339,850	26%
Interest Income	5,330	-%	225	0%
Interest Expense	(777,697)	-13%	(58,909)	-1%
Loss on disposition of fixed assets	(23,408)	-%	(107)	-%
Government subsidy	6,090	-%	-	-%
Changes in Fair Value of Warrants	191,000	3%	-	-%
Total Other Income (expenses)	(598,685)	-10%	(58,791)	-1%
Income before income taxes	146,090	3%	1,281,059	25%
Income tax provision	88,618		-
Net Income	$57,472	1%	$1,281,059	25%

Net Sales

Net sales consisted of revenue from sales of needle punched non-woven product and thermal calendared products. Our net sales for the three month period ended December 31, 2010 were $5,780,973, an increase of $556,012, or 11%, from $5,224,961 for the same period of the prior year.  Thermal calendared non-woven products contributed 10% of the increase in total revenue and needle-punched non-woven fabric contributed 1% to the increase in total revenue.  The increase in revenue was primarily attributable to the price increase on both our  thermal calendared products and needle-punched products sold to domestic customers which price increases ranged from 3% to 22% and were put in place in order to pass on the higher costs of raw materials in this period.  However, as a result of the price increase, domestic sales volume declined by 6%.  Demand for our products from overseas continued to rise reflecting the global economic recovery. Our international sales during this period increased 41% in volume and 42% in sales, respectively.

For the three month period ended December 31, 2010, sales of thermal calendared products increased by $526,938, or 18%, from the same period of the prior year.  Domestic sales volume of thermal calendared products decreased by 4% and international sales increased by 15%.

Sales of needle-punched products increased by $29,085, or 0.6%. Domestic sales volume decreased by 8% which decrease was offset by increased international sales. Our price increase for our needle-punched products has had a negative impact on our sales to smaller sized domestic customers which were less receptive to our price increase.

Cost of Sales

Cost of sales principally consists of the cost of raw materials, labor and manufacturing overhead expenses.

Cost of sales for the three month period ended December 31, 2010 was $4,223,562, an increase of $612,474, or 17%, from $3,611,088 for the same period in 2009.

Raw material cost increased to 55% of net sales for the three month period ended December 31, 2010, compared to 47% of net sales for the same period of the prior year, reflecting a mix of more expensive raw materials associated with sales. 98% percent of our raw materials consist of polyester, the price of which fluctuates with the price of oil. During the three month period ended December 31, 2010, the cost of raw materials increased 17% from the same period of the prior year. The increase of our cost of sales was due principally from the increase in the cost of raw materials.

Labor cost accounted for 1% of net sales for the three month period ended December 31, 2010, the same level as the same period in 2009.

Overhead expenses were 19% of net sales for the three month period ended December 31, 2010, compared to 18% of net sales for the same period in 2009. As a percentage of net sales, overhead expenses slightly increased due to lower capacity utilization and sales volume, compared to the same period in 2009.

Gross Profit

Gross profit represents net sales less cost of sales.  Gross profit for the three month period ended December 31, 2010 was $1,557,411, a decrease of $56,462, or 4%, from $1,613,873 for the same period in 2009.  As a percentage of net sales, gross profit was 27% for the three month period ended December 31, 2010, compared to 31% for the same period of the prior year. The decrease in our gross profit was due primarily to the increase in cost of raw materials as a percentage of net sales.

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

Selling, general and administrative expenses for the three month period ended December 31, 2010 were $812,636, an increase of $538,613 or 197%, compared to $274,023 for the same period in 2009. The increase was primarily due to $246,149 in legal and documentation fees related to the Company’s planned initial public offering, investor relation consulting fees of $70,500, and fees paid to our auditors of $57,984, $151,329 in stock-based employee compensation, and payroll increases.

Other Income and Expenses

Other expenses primarily consisted of interest expense while other income was primarily interest income and change in fair value of warrants.

Interest expense for the three month period ended December 31, 2010 was $777,697 compared to $58,909 for the same period in 2009.  Interest expense as a percentage of sales increased to 13% for the three month period ended December 31, 2010, from 1% for the same period of the prior year.  The increase in interest expense was mainly attributed to adoption of derivative accounting rules under FASB ASC 815-40 to record $4,140,000 of convertible loan notes.  These accounting rules require us to accrete interest expense, in the amount of $609,900 for the period, based on the term of the notes and the note discount. Excluding the derivative accounting driven interest expense, our interest expense was $167,797 for this three month period, an increase of $108,888, or 185%, from the same period of the prior year, primarily due to interest paid to the bridge-loan creditors.

At December 31, 2010, under the requirements of FASB ASC 815, management re-measured the fair value of the warrants issued in connection with the sale of convertible notes to bridge loan creditors on February 12, 2010. This re-measurement resulted in a decrease of the fair value of the warrants and accordingly a decrease of the value of the warrants liabilities and reported as other income in amount of $191,000.

Income Tax

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2010 and September 30, 2010.

BVI

Hong Hui is incorporated under the International Business Companies Act of the British Virgin Islands and accordingly is exempt from payment of British Virgin Island’s income taxes.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Foshan SLP. For 2008 and 2009, Foshan SLP enjoyed a tax free holiday for two years. From January 2010 onwards, Foshan SLP is taxed at 25% of net income except for the 2010 and 2011 years where there is a 50% discount on income tax.

The current year tax provision was $88,618 for the three months ended December 31, 2010.  The Company has recorded zero deferred tax assets or liabilities as of December 31, 2010 and September 30, 2010 net of tax allowance because all other significant difference in tax basis and financial statement amounts are permanent differences. Valuation allowance is applied to deferred tax assets derived from immaterial temporary difference in tax and financial basis financial statements.

Net Income

Net income for the three months ended December 31, 2010 was $57,472, a decrease of $1,223,587, or 96%, from net income of $1,281,059 for the same period in the prior year. The decrease was mainly attributed to significant increases of general and administrative expenses related to the Company’s planned initial public offering, an increase in finance costs, and the adoption of FASB ASC 815 accounting rules to treat the warrants issued in connection with privately placed bridge loan notes.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	Three Month Periods Ended December 31,
	2010	2009
	(Consolidated)	(Consolidated)
Net cash provided by operating activities	$53,771	$1,397,186

Net cash (used in) investing activities	(548,325)	160,223

Net cash provided by (used in) financing activities	385,571	(330,101)

Effect of currency exchange rate	86,770	(269)

Net cash inflow	(22,213)	1,227,039

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

Our investment in new production facilities to manufacture PPS filtration products consumed a large amount of the proceeds obtained from bank loans and the issuance of convertible notes. This capital expenditure to a large extent affected our liquidity. We will need additional capital in order to expand our business.

At December 31, 2010, we had outstanding bank loans in the total amount of $3.94 million (RMB26 million), namely,  a loan in the amount of $3,029,247 (RMB20 million) with Agriculture Bank of China Foshan Branch, and a loan in the amount of $908,775 (RMB6 million) with Standard Chartered Bank.   The loan with Agriculture Bank of China is payable in June 2011 and the loan with Standard Chartered Bank is repayable in February 2011.

On February 12, 2010, we completed a financing transaction in which we received net proceeds of $3,409,813 through a private placement of convertible notes and warrants to certain accredited investors.

The notes mature on February 11, 2011 and the principal amount of $4.14 million is repayable on its maturity date if the note holders do not extend the maturity date.  On January 31, 2011, we entered into note extension agreements with each holder (except for Lumen Capital LP who holds a convertible note in the principal amount of $100,000) of our outstanding convertible notes to extend the maturity date of the notes from February 12, 2011 to June 30, 2011.   On February 11, 2011, we repaid the note held by Lumen Capital.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2010 was $53,771, compared to $1.4 million for the same period of the prior year. The decreased operating cash inflow resulted primarily from a decrease in net income and an increase in advances to suppliers in the amount of $1.3 million, which was offset by an increase in non-cash expenses.

Cash Flow from Investing Activities

Net cash used by investing activities for three months ended December 31, 2010 was $0.55 million, compared to cash inflow from proceeds collected from related party receivable of $0.16 million for the same period of the prior year. The increased cash used from investing activities during the three month period of the current year was primarily attributed to capital expenditures on building up a new PPS manufacturing facility.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three month period ended December 31, 2010 was approximately $0.39 million, compared to $0.33 million of net cash used in financing activities for the same period of the prior year. The increase was from the cash received from a related party loan.

Future Cash Commitments

We have an ambitious business expansion plan for our PPS products. The PPS projects require significant capital expenditures. We financed the capital expenditures with short-term loans from banks and planned public equity offerings to raise additional capital to fund our capital projects.  We expect our working capital needs can be met by cash generated from operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 3 to our consolidated financial statements “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Increases in the price of crude oil have a negative impact on the cost of our raw materials.   Given the recent rise in the price of crude oil and the fact that the global economy is recovering, we expect that the price of our raw materials will stay at relatively high levels due to the relatively high price of crude oil which may adversely affect our gross margin for our PET products as our ability to pass on the increased material costs to customers is limited.

During 2010, all of our raw materials were purchased in the PRC.  Because the raw materials for our new PPS products are expected to be sourced from the United States and Japan, we anticipate that, beginning in 2011, over 50% of our raw materials will be purchased from suppliers in the United States and Japan through their distributors in China.  Accordingly, changes in the value of the RMB relative to the dollar and yen will affect our production costs and gross profit in 2011. However, we believe the RMB will continue to appreciate against the dollar based on the increasing pressure from the US government and so the impact of foreign currency conversion will be favorable to us.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jie Li, our Chief Executive Officer and Mr. Eric Gan our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, Mr. Li and Mr. Gan concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective in that certain “significant deficiencies” existed related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit function.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our chief executive officer and our chief executive officer, identified a number of “significant deficiencies” in the process of preparing our financial statements for the quarter ended December 31, 2010 as described above.

Because our current accounting department is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies, our management has determined that they require additional training and assistance in U.S. GAAP matters and the SEC regulations. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

In order to correct the foregoing significant deficiencies, we are taking the following remediation measures:

•	We recently hired Eric Gan as our new Chief Financial Officer;

•	We are arranging necessary training for our accounting department staff;

•	We plan to engage external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts; and

•	We remain committed to the establishment of effective internal audit functions.

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

CHINA SLP FILTRATION TECHNOLOGY, INC.

Dated: February 14, 2011	By:	/s/ Jie Li
Jie Li
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Gan
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