Form 10-Q
period 2011-03-31
CHINA SLP FILTRATION TECHNOLOGY, INC.
filed 2011-05-16
CIK 1423023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,265,714

Quarterly Report on FORM 10-Q

Three Months and Six Months Ended March 31, 2011

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	24
ITEM 4.	CONTROLS AND PROCEDURES.	24

PART II
OTHER INFORMATION

ITEM 6.	EXHIBITS.	25

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

China SLP Filtration Technology, Inc.
Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)
	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,548,947	$5,295,301
Accounts receivable - Net	3,206,644	2,207,073
Advance to suppliers	461,237	-
Inventory	2,073,068	1,564,537
Prepaid taxes	472,665	-
Prepaid expenses and other current assets	830,357	585,385
Total Current Assets	10,592,918	9,652,296

Deposits	8,061	4,906,370
Property and equipment - Net	16,790,642	10,961,234
Receivable from related party	36,777	-
Land use rights - Net	540,524	535,480
Total Assets	$27,968,922	$26,055,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$3,511,397	$3,796,053
Accounts payable and accrued liabilities	2,016,884	742,384
Customers’ deposits	158,710	286,700
Other payable - related party	164,134	160,673
Taxes payable	58,623	31,406
Warrants liabilities	592,276	739,000
Convertible notes payable, net of discount	3,887,453	3,225,007
Total Current Liabilities	10,389,477	8,981,223

Total Liabilities	10,389,477	8,981,223

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,265,714 shares issued and outstanding at March 31, 2011 and September 30, 2010	15,266	15,266
Additional paid-in capital	8,726,258	8,375,860
Retained earnings	6,406,864	6,721,609
Accumulated other comprehensive income	2,431,057	1,961,422
Total Stockholders’ Equity	17,579,445	17,074,157

Total Liabilities and Stockholders’ Equity	$27,968,922	$26,055,380

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended			Six Months Ended
	March 31			March 31
	2011		2010	2011	2010
Net Sales		$4,895,596	$4,628,671	$10,676,569	$9,847,025
Cost of Sales		3,911,768	3,237,311	8,135,330	6,843,833
Gross Profit		983,828	1,391,360	2,541,239	3,003,192

Selling, General and Administration Expenses		989,685	557,461	1,802,321	812,138
Income (Loss) from Operations		(5,857)	833,899	738,918	2,191,054

Other Income (Expense)
Interest Income		7,658	292	12,988	517
Interest Expense		(326,235)	(390,355)	(1,103,932)	(452,387)
Gain (Loss) on Disposal of Fixed Assets		-	496	(23,575)	496
Government subsidy		-	-	6,133	-
Changes in Fair Value of Warrants		(44,276)	-	146,724	-
Total Other Income (Expenses)		(362,853)	(389,567)	(961,662)	(451,374)
Income (Loss) before Income Taxes		(368,710)	444,332	(222,744)	1,739,680

Income Tax Provision		3,398	-	92,001	-
Net Income (Loss)		$(372,108)	$444,332	$(314,745)	$1,739,680

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments		160,575	(23,939)	469,635	(25,245)
Total Comprehensive Income (Loss)	$	(211,533)	$420,393	$154,890	$1,714,435

Net Income (Loss) Per Common Shares:
Basic and diluted		$(0.02)	$0.03	$(0.02)	$0.12
Weighted-Average Common Shares Outstanding:
Basic		15,265,714	14,897,143	15,265,714	14,701,547
Diluted		17,189,523	15,798,367	17,189,523	15,147,208

See accompanying notes to financial statements

CHINA SLP FILTRATION TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended March 31
	2011	2010

Cash Flow from Operating Activities:
Net income (loss)	$(314,745)	$1,739,680
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Depreciation	607,464	569,358
Amortization	6,420	6,217
Bad debt allowance	(7,425)	-
Non-cash interest charges	762,447	304,950
Equity-based compensation expense	350,398	-
Change in warrants valuation	(146,724)	-
Loss (gain) from disposal of fixed assets	23,576	(496)

Change in operating assets and liabilities:
Accounts receivable	(934,606)	(491,997)
Advance to suppliers	(456,388)	(656,586)
Inventory	(469,846)	173,173
Prepaid taxes	(467,695)	-
Prepaid expenses and other current assets	(229,922)	(143,956)
Accounts payable & accrued liabilities	1,256,439	111,719
Customers deposits	(132,754)	(75,069)
Taxes payable	26,834	16,430
Net cash provided by (used in) operating activities	(126,527)	1,553,423

Cash Flow from Investing Activities:
Addition-property and equipment, land use right	(1,218,056)	(3,333)
Deposits for purchase of equipment	-	(1,946,280)
Proceeds from disposal of fixed assets	3,832	496
Proceeds from related party	-	559,535
Advance to related party	(36,390)	-
Net cash (used in) provided by investing activities	(1,250,614)	(1,389,582)

Cash Flow from Financing Activities:
Repayment of loans	(7,764,702)	(768,535)
Proceeds from loans	7,402,148	3,404,798
Net cash provided by (used) in financing activities	(362,554)	2,636,263

Effects of Exchange Rates on Cash	(6,659)	(5,418)
Net increase (decrease) in cash and cash equivalents	(1,746,354)	2,794,686
Cash and cash equivalents, beginning of year	5,295,301	3,297,648

Cash and cash equivalents, end of year	$3,548,947	$6,092,334

Supplemental information of cash flows
Cash paid for interest	$335,480	$85,329
Cash paid for income taxes	$52,166	-

See accompanying notes to financial statements

China SLP Filtration Technology, Inc.
Notes to Consolidated Financial Statements for the three months and the six months ended March 31, 2011
(Unaudited - expressed in US dollars except indicated otherwise)

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

2.  Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months and the six months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flow for the six months ended March 31, 2011 and 2010 are unaudited. These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They do not include all the disclosures required for annual financial statements under generally accepted accounting principles. However, these interim consolidated financial statements follow the same accounting policies and methods of application as the Company’s most recent annual financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended September 30, 2010.

Operating results for the three month period and the six month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2011, or for any other period.

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

	March 31,	September 30,
	2011	2010
Accounts receivable	$3,223,870	$2,231,281
Less: Allowance for doubtful accounts	(17,226)	(24,208)
Accounts receivable – Net	$3,206,644	$2,207,073

As of March 31, 2011 and September 30, 2010, the customer accounts receivable balance with significant percentage of the gross accounts receivable balance were as follows:

	March 31,	September 30,
	2011	2010
Customers:	Percentage	Percentage
A	19%	28%
B	14%	6%
C	12%	5%

Total	45%	39%

Three customers individually accounted for 10% or more of the total gross accounts receivable and together accounted for 45% of the total gross accounts receivable at March 31, 2011. As of September 30, 2010, one customer’s account receivable accounted for 10% or more, and combined with two other customers whose accounts receivable were below 10%, represented 39% of the total gross accounts receivable as of September 30, 2010.

5.  Advances to Suppliers

As of March 31, 2011, advances to suppliers consisted of deposits on account with several key raw materials suppliers to secure preferential pricing of raw materials.  The deposits also are used to ensure timely delivery of materials purchased.

6.  Inventories

Inventory consisted of the following:

	March 31,	September 30,
	2011	2010
Raw materials	$254,137	$205,099
Work-in-process	11,919	39,828
Finished goods	1,807,012	1,319,610
	$2,073,068	$1,564,537

7.  Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. Expenditures incurred for repairs and maintenance are charged to earnings. Betterment, additions and renewals to property, plant and equipment are capitalized. When property, plant and equipment are retired or disposed of, associated cost and accumulated depreciation are removed, and gain or loss, if any, incurred from disposal is included under other income or expense in the statement of operations.

Property, plant and equipment consist of the following:

	March 31,	September 30,
	2011	2010
Building and plant	$2,827,505	$2,767,897
Machinery	12,028,668	11,697,862
Office and other equipment	804,194	787,240
Vehicles	145,647	142,576
Construction in progress	7,323,934	1,173,702
	23,129,948	16,569,277
Less:
Accumulated depreciation	(6,339,306)	(5,608,043)
	$16,790,642	$10,961,234

Depreciation expense is computed using straight-line method with estimated useful lives as follows:

Building and plant	20 years
Machinery	10 years
Office equipment and other equipment	5 years
Vehicles	10 years

For the three months ended March 31, 2011, depreciation expense of $288,190 was included in cost of sales and $16,946 was included in selling, marketing, and administrative expenses, for a total of $305,136.

For the three months ended March 31, 2010, depreciation expense of $271,848 was included in cost of sales and $16,285 was included in selling, marketing, and administrative expenses, for a total of $288,133.

For the six months ended March 31, 2011, depreciation expense of $573,732 was included in cost of sales and $33,732 was included in selling, marketing, and administrative expenses, for a total of $607,464.

For the six months ended March 31, 2010, depreciation expense of $536,787 was included in cost of sales and $32,571 was included in selling, marketing, and administrative expenses, for a total of $569,358.

8.  Deposits

Deposits consisted of payments made to suppliers for equipment to be received.

9.  Land Use Rights

Land use rights are amortized over a lease term of 50 years.

	March 31,	September 30,
	2011	2010
Land use rights	$648,833	$635,154
Less:
Accumulated amortization	(108,309)	(99,674)
	$540,524	$535,480

Change in cost of the land use rights from September 30, 2010 to March 31, 2011 reflects the effect of changes in foreign currency exchange rate.

10.   Short-term Loans:

The Company repaid a short-term loan in amount of $3,029,247 (RMB 20,000,000) to Agricultural Bank of China, Foshan Branch on February 14, 2011. On February 16, 2011, the Company obtained a short-term loan of $3,511,397 (RMB 23,000,000) from Industrial and Commercial Bank of China, Foshan Branch and the loan is due on February 14, 2012. The interest on the outstanding balance is payable every month at an annual rate of 6.969% fixed for periods. After the six month period, a new rate will be set at 115% of the prime rate from People’s Central Bank of China.

11.  Other payable to related party:

Other payable to related party consisted of the Company’s borrowing from its CEO. This loan is non-interest bearing and is repayable on demand.

12.   Convertible Note Payable

On January 31, 2011, the Company entered into an agreement with its convertible notes holders to extend the maturity date of the notes from February 11, 2011 to June 30, 2011, except for one note holder to which the Company repaid the principal amount of $100,000 plus interest when the notes matured on February 11, 2011 under its original terms.

Except for the term of maturity, the notes extension agreement carries the same terms as those of the original notes purchase agreement as follows:

Maturity:     The notes mature on June 30, 2011 days.  If principal is not paid on maturity then 150% of the principal amount shall be payable.

Interest:       10% per annum and payable on the last day of a quarter. The interest will increase to 15% if there is a default. Interest expense of $99,616 was recorded and paid for the quarter ended March 31, 2011.

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

Besides the stated interest at 10% per annum, the Company recorded interest expense for amortization of the debt discount resulted from finance cost and warrants liabilities in conjunction with the issuance of the notes to accrete the notes to its principal balance of $4,040,000 at the due date on June 30, 2011.  Interest expense for this accretion amounted to $152,547 for the three months ended March 31, 2011 and $762,447 for the six months ended March 31, 2011.

Allocation of the proceeds received from the issuance of the notes:

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

The convertible notes recorded at the transaction date with discount consisted of the following items:

Warrants	$1,052,000
Stock issued to placement agent	657,556
Cash paid for commission and legal fees	730,187
$2,439,743

Convertible notes payable, net of discount, at the transaction date was $1,700,257.

As of March 31, 2011, after a note discount amortization of $2,287,197, net convertible notes payable was accreted to $3,887,453.

13.   Accounting for Warrants

In conjunction with issuing the convertible notes, the Company agreed to issue common stock warrants to the convertible note investors in the debt financing transaction described in note 12. The warrants issued have the following material terms:

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

The Company analyzed the warrants issued in connection with the issuance of the notes and the conversion features embedded in the notes to assess whether they meet the definition of a derivative under the guidance set forth by FASB ASC 815 (SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) and, thereof, the applicability of the accounting rules in accordance to FASB ASC 815 to treat the conversion option and the warrants as derivative liabilities.

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

As of March 31, 2011, these warrants were re-valued at $592,276 based on revaluation of factors including the probability of the these warrants to be voided, the probability of the warrants to be in-the-money, changes in expected volatility, and the remaining life of these warrants. The revaluation inputs are provided in the table as follows:

As of
March 31,
Attribute	2011
Warrants Outstanding	1,670,823 (*)
Stock Market Price	$6
Exercise Price	$6
Risk-free Interest Rate, Year 1	0.3%
Risk-free Interest Rate, Year 2	0.8%
Risk-free Interest Rate, Year 3	1.29%
Risk-free Interest Rate, Year 4	2.4%
Estimated Volatility	72%
Expected Dividend Yield	0%
Options Life (years)	3.87

(*) Warrants outstanding as of March 31, 2011 is based on 8% of the total outstanding common shares on fully diluted basis and warrants issued to placement agent equal to 5% of investors’ warrants :

Shares of common stock outstanding as of March 31, 2011	15,265,714
Shares of common stock to be issued in the public offerings	4,166,667
Anti-dilutive shares to be issued to placement agent	458,373
Total	19,890,754

8% of the fully-diluted shares outstanding immediately after IPO	8%

Shares underlying the warrants	1,591,260

Placement agent’s non-conversion warrants (5% of investors’ warrants)	79,563

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

The fair value of the employee stock options granted is estimated using a binomial pricing model at the grant date with input as follows:

As of
September 10,
Attribute	2010
Stock Market Price	$6
Exercise Price	$6
Risk-free Interest Rate	0.27%
Estimated Volatility	75%
Expected Dividend Yield	0
Options Life (years)	4.8

Total cost of the share-based compensation from the grant of the stock options was initially estimated at $1,351,000 at the grant date based on the valuation of the options. The cost is recognized on the number of shares vested over the vesting period.

The following table summarizes the activities for the 2010 Plan for the three month period ended March 31, 2011:

	Number		Remaining
	of Shares	Exercise Price	Contractual Life
Options outstanding as of September 30, 2010	400,000	$6	4.8
Granted	-
Forfeiture	-
As of March 31, 2011	400,000	$6	4.3
Requisite Service Periods Lapsed (months)	8
Vested and exercisable as of March 31, 2011	106,521	$6	4.3

In addition, one of our independent directors was granted 30,000 shares of restricted common stock under the Company’s 2010 Plan, of which 20,000 shares vest over a period of two years.  At the grant date, the fair value of these restricted shares issued was measured at estimated $6 per share. As of March 31, 2011, shares of 17,507 were not subject to forfeiture, of which 4,986 and 2,466 shares were recognized as shared-based compensation expense at an estimated fair market value of $6 per share for the six months and three months ended March 31, 2011.

Total stock-based expense was recorded for the six months and six months ended March 31, 2011 as follows:

	Three months ended	Six months ended
	March 31, 2011	March 31,2011
Vested options	$136,206	$320,480
Restricted stock	$14,796	$29,918
	$151,002	$350,398

15.   Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income attributable to common shareholders as adjusted for the effect of dilutive common equivalent shares, if any, by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible note (using the if-converted method) and common shares issuable upon the exercise of outstanding warrants (using the treasury stock method).   Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Using if-converted method, the Company’s earnings per share for the three months and six months ended March 31, 2011 is anti-dilutive.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Net Income (Loss)
(numerator for basic net income (loss) per share)	$(372,108)	$444,332	$(314,745)	$1,739,680
Plus interest on convertible note	196,822	356,700	1,009,275	356,700
Net Income (loss) - assumed conversions
(numerator for diluted net income (loss) per share)	$(175,286)	$801,032	$694,530	$2,096,380

Weighted average common shares
(denominator for basic net income (loss) per share)	15,265,714	14,897,143	15,265,714	14,701,547

Effect of dilutive securities:
Warrants - treasury stock method	-	-	-	-
Convertible notes as if-converted method	1,923,809	901,224	1,923,809	445,661
Weighted average common shares
(denominator for diluted income (loss) per share)	17,189,523	15,798,367	17,189,523	15,147,208

Basic net income (loss) per share	$(0.02)	$0.03	$(0.02)	$0.12
Diluted net income (loss) per share are the same as basic net income (loss) per share as results would be anti-dilutive	$(0.02)	$0.03	$(0.02)	$0.12

 16 .    Income Taxes

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2011 and September 30, 2010.

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

The tax provision was $3,398 and $92,001 for the three months and six months ended March 31, 2011, respectively, and $0 for the same periods ended March 31, 2010.  The Company has recorded zero deferred tax assets or liabilities as of March 31, 2011 and March 31, 2010, net of tax allowance, because all other significant differences in tax basis and financial statement amounts are permanent differences.

We follow the guidance in FASB ASC 740 Accounting for Uncertainty in Income Taxes .  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended March 31, 2011.  Our methods of accounting are based on established income tax principles and are properly calculated and reflected within our income tax returns.  In addition, we have timely filed extension of income tax returns in all applicable jurisdictions in which we believe we are required to make an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the three months ended March 31, 2011 and 2010.

All of the Company’s income before income taxes is from PRC sources. Actual income tax expense reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 12.5% (50% discount of 25%) to income before income taxes for the three months and six months ended March 31, 2011 for the followings reasons:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Income (loss) before income taxes	$(368,710)	444,332	$(222,744)	1,739,680
Temporary difference:
Write-off for bad debt		-	(7,372)	-
Permanent difference:
Undeductible interest expense	152,547	-	762,447	-
Undeductible expense from valuation adjustment for warrants	44,276	-	(146,724)	-
Undeductible stock-based compensation	199,069	-	350,398	-
Adjusted taxable income	$27,182	-	$736,005	-
Income tax rate at 12.5% and zero in 2010 and 2009	12.5%	-	12.5%	-
Income tax expense	$3,398	-	$92,001	-

Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no interest and penalties recorded for the three months ended March 31, 2011 and 2010.

17. Recent accounting pronouncements

Recently, the following accounting standards or amendments to existing standards have been issued and communicated through the following FASB Accounting Standards Updates (ASU):
ASU No. 2011-03 - Transfers and Servicing (ASC Topic 860): Reconsideration of Effective Control for Repurchase Agreements.

ASU No. 2011-02 - Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.

ASU No. 2011-01 – Receivables (ASC Topic 310): Deferral of the Effective Date of Disclosure about Troubled
Debt Restructurings in Update No. 2010-20.

ASU No. 2010-29 - Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.

ASU No. 2010-28 - Intangibles—Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.

ASU No. 2010-26 - Financial Services—Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

After evaluation of the above standards, management concluded they are not applicable to the Company’s financial accounting and reporting, and, if adopted, there would be no significant effect on the Company’s financial statements.

18. Subsequent Events

We have evaluated subsequent events from the balance sheet date up to when the financial statements are issued.

In April 2011, the Company completed its capital project to build a new manufacturing facility to make Polypheneyplene Sulfide (PPS) non-woven fabrics directly from PPS resin using spun-bonded and needle-punched method. This facility can make filament (long fiber) non-woven PPS fabrics 2.6 meter wide with an annual capacity of 1,200 tons. Addition of this production line marks a milestone to the Company as the sale of PPS products will have a significant impact on the Company’s revenue growth and profitability.

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors. There can be no assurance that the forward-looking statements contained in this filing will in fact occur and you should not place undue reliance on these forward-looking statements.

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

Foshan is engaged in the manufacture and sale of nonwovens.

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

Currently, our major products are spun-bond, thermal calendaring and needle-punched industrial non-woven PET (polyester) and PPS (polypropylene) fabrics. These products are used as filtration media and infrastructure engineering material, among other uses.

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

We have applied for a process patent in the PRC for this process (Patent No. PRC: 201010102660.2) and we intend to apply for a process patent in North America and Europe.  In comparison to other filtration materials currently available, we believe that our non-woven fabric will be stronger, have lower production and operating costs, and will have higher filtration efficiency.  Although our PPS product has been tested in laboratories, prototype bag filters made of our product have not been tested on site by any potential end user and we do not expect to develop prototype products for testing by any potential end user prior to commencing commercial production of PPS products. Our new PPS nonwoven fabric may never achieve broad market acceptance, due to any number of factors, including that the product may not be as effective as our initial testing indicates and competitive material may be introduced which renders our PPS product too expensive or obsolete.

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  This discussion should be read in conjunction with our audited financial statements and accompanying notes as of September 30, 2010, and for the year then ended, and the unaudited condensed consolidated interim financial statements for the three months and six months ended March 31, 2011.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See the financial statements of the Company and the related notes thereto and other financial information included elsewhere in this report.

	Three Months Ended
	March 31
	2011		2010
Net Sales	$4,895,596	100%	$4,628,671	100%
Cost of Sales	3,911,768	80%	3,237,311	70%
Gross Profit	983,828	20%	1,391,360	30%
Selling, General and Administration expenses	989,685	20%	557,461	12%
Income (Loss) from Operations	(5,857)	0%	833,899	18%

Other income (expense)
Interest Income	7,658	0%	292	0%
Interest Expense	(326,235)	-7%	(390,355)	-8%
Gain (Loss) from Disposal of Fixed Assets	-	-	496	-
Changes in Fair Value of Warrants	(44,276)	-1%	-	0%
Total other income (expenses)	(362,853)	-7%	(389,567)	-8%
Income (Loss) before Income Taxes	(368,710)	-8%	444,332	10%
Income tax provision	3,398		-
Net Income (Loss)	$(372,108)	-8%	$444,332	10%

Net Sales

Net sales consisted of revenue from sales of needle punched nonwoven product and thermal calendared products. Our net sales for the three month period ended March 31, 2011 were $4,895,596, an increase of $266,925, or 6%, from $4,628,671 for the same period of the prior year.  The increase in revenue was primarily attributable to the appreciation of Renminbi, our transaction currency against the US dollars, our reporting currency. Reflected in the transaction currency, our net sales increased by 2% from the quarter ended March 31, 2010.

For the three month period ended March 31, 2011, sales of thermal calendared products increased by $112,482, or 4%, from the same period of the prior year.  An increase of $403,038 in thermal calendared products in domestic market was offset by a decrease of $290,556 in international sales.

International sales of needle-punched products increased by $156,673 and domestic sales slightly decreased by $2,230.

Cost of Sales

Cost of sales principally consists of the cost of raw materials, labor and manufacturing overhead expenses.

Cost of sales for the three month period ended March 31, 2011 was $3,911,768, an increase of $674,457, or 21%, from $3,237,311 for the same period in 2010.

Raw material cost increased to 70% of net sales for the three month period ended March 31, 2011, compared to 52% of net sales for the same period of the prior year, reflecting more expensive raw materials associated with sales. Over 98% percent of our raw materials consist of polyester, the price of which fluctuates with the price of oil. Recent surge in the price of crude oil adversely affected the purchase price of polyester resin chips, our main raw material. During the three month period ended March 31, 2011, our cost of raw materials increased 20% from the same period of the prior year. The increase of our cost of sales was due principally from the increase in the cost of raw materials.

Labor cost accounted for 1% of net sales for the three month period ended March 31, 2011, the same level as the same period in 2009.

Overhead expenses were 14% of net sales for the three month period ended March 31, 2011, compared to 11% of net sales for the same period in 2010. As a percentage of net sales, overhead expenses increased due to lower capacity utilization and lower production volume, compared to the same period in 2010.

Gross Profit

Gross profit represents net sales less cost of sales.  Gross profit for the three month period ended March 31, 2011 was $983,828, a decrease of $407,532, or 29%, from $1,391,360 for the same period in 2010.  As a percentage of net sales, gross profit was 20% for the three month period ended March 31, 2011, compared to 30% for the same period of the prior year. The decrease in our gross profit was due primarily to the increase in cost of raw materials as a percentage of net sales.

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

Selling, general and administrative expenses for the three month period ended March 31, 2011 were $989,685, an increase of $432,224, or 78%, compared to $557,461 for the same period in 2010. The increase primarily consisted of $132,120 in legal counsel and documentation fees related to the Company’s intended initial public offering, investor relation consulting fees of $70,500, fees paid to our auditors of $89,545, and $151,329 in stock-based employee compensation, offset by a decrease in administrative expenses.

Other Income and Expenses

Other expenses primarily consisted of interest expense while other income was primarily interest income and change in fair value of warrants.

Interest expense for the three month period ended March 31, 2011 was $326,235 compared to $390,355 for the same period in 2009.  Interest expense as a percentage of sales decreased to 7% for the three month period ended March 31, 2011, from 8% for the same period of the prior year.  The extension of the maturity date of the convertible notes helped reduce interest expense by decreasing accretion of the notes discount to the principal amount at the notes maturity date.

At March 31, 2011, under the requirements of FASB ASC 815, management re-measured the fair value of the warrants issued in connection with the sale of convertible notes to bridge loan creditors on February 12, 2010. This re-measurement resulted in an increase of the fair value of the warrants from December 31, 2010 and accordingly an increase of the value of the warrants liabilities and reported as other expense in amount of $44,276.

Income Tax

USA

The Company and its subsidiary and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2011 and September 30, 2010.

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

The current year tax provision was $3,398 for the three months ended March 31, 2011.  The Company has recorded zero deferred tax assets or liabilities as of March 31, 2011 and September 30, 2010 net of tax allowance because all other significant difference in tax basis and financial statement amounts are permanent differences. Valuation allowance is applied to deferred tax assets derived from immaterial temporary difference in tax and financial basis financial statements.

Net (Loss) Income

Our operations resulted in net loss for the three months ended March 31, 2011 in amount of $372,108, compared with a net income of $444,332 for the three months ended March 31, 2010. The net loss was attributable to a combination of declining gross margin, high general and administrative expenses and high finance cost in connection with the Company’s intended initial public offering and bridge financing.

Six Month Period Ended March 31, 2011 compared to Six Month Period Ended March 31, 2010

The following table shows, for the periods indicated, information derived from our consolidated statements of income in US dollars and as a percentage of net sales (percentages may not add due to rounding). See the financial statements of the Company and the related notes thereto and other financial information included elsewhere in this report.

	Six Months Ended
	March 31
	2011		2010
Net Sales	$10,676,569	100%	$9,847,025	100%
Cost of Sales	8,135,330	76%	6,843,833	70%
Gross Profit	2,541,239	24%	3,003,192	30%
Selling, General and Administration expenses	1,802,321	17%	812,138	8%
Income from Operations	738,918	7%	2,191,054	22%

Other income (expense)
Interest Income	12,988	0%	517	0%
Interest Expense	(1,103,932)	-10%	(452,387)	-5%
Gain (Loss) from Disposal of Fixed Assets	(23,575)	0%	496	0%
Government subsidy	6,133	-	-	-
Changes in Fair Value of Warrants	146,724	1%	-	0%
Total other income (expenses)	(961,662)	-9%	(451,374)	-5%
Income (Loss) before Income Taxes	(222,744)	-2%	1,739,680	18%
Income tax provision	92,001		-
Net Income (Loss)	$(314,745)	-3%	$1,739,680	18%

Net Sales

Net sales for the six month period ended March 31, 2011 were $10,676,569, an increase of $829,544 or 8%, from $9,847,025 for the same period of prior year. Sales of thermal calendared products for the six month period ended March 31, 2011 were $6,202,228, an increase of $642,863 compared to $5,559,365 for the same period of the prior year.  Sales of needle-punched products for the six month period ended March 31, 2011 were $4,474,341 compared to $4,300,022 for the same period of the prior year.  Appreciation of Renminbi, our transaction currency, against the US dollars, contributed 3% of the increase in net sales revenue for the six months ended March 31, 2011.

Cost of Sales

Cost of sales for the six month period ended March 31, 2011 was $8,135,330, an increase of $1,291,497, or 19%, from $6,843,833 for the same period of the prior year.  As a percentage of net sales, cost of sales was 76% for the six month period ended March 31, 2011 compared to 70% for the same period in 2009.

Raw material costs increased to 64% of the sales for the six month period ended March 31, 2011, compared to 56% of sales for the same period in 2010, reflecting more expensive raw materials associated with 2011 sales.  Over 98% of our raw materials consist of polyester, the price of which fluctuates with the price of oil.

Labor costs were 1% of net sales for the six month period ended March 31, 2011, and remained the same percentage when compared to the percentage for the same period in 2010.

Overhead expenses were 14% of net sales for the six month period ended March 31, 2011, compared to 12% of net sales for the same period last year due to increase in utility cost and depreciation expense.

Gross Profit

Gross profit for the six month period ended March 31, 2011 was $2,541,239, a decrease of $461,953, or 15%, from $3,003,192 for the same period of the prior year.  As a percentage of net sales, gross profit was 24% for the six month period ended March 31, 2010, compared to 30% for the same period last year.  This decrease was primarily due to increase in the purchase price of the raw materials associated with 2011 sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended March 31, 2011 were $1,802,321, an increase of $990,183, or 122%, compared to $812,138 for the same period of the prior year.   This increase was mainly due to an increase in audit fees of $115,824, legal counsel fees of $177,096, investor relation consulting fees of $141,000, $350,398 in equity-based compensation expense, $18,449 SEC filing related expenses, and foreign currency exchange loss of $103,029.

Other Expenses

Interest expense for the six month period ended March 31, 2010 was $1,103,932 compared to $452,387 for the same period of the prior year.  Interest expense as a percentage of net sales increased to 10% for the six month period ended March 31, 2011 from 5% for the same period of the prior year.   The increase in interest expense for the six months ended March 31, 2011 was principally due to the amortization of the convertible note discount.

Net (Loss) Income

Our operations resulted in net loss for the six months ended March 31, 2011 in amount of $314,745, compared with a net income of $1,739,680 for the six months ended March 31, 2010. The net loss was attributable to a combination of declining gross margin, high general and administrative expenses and high finance cost in connection with the Company’s intended initial public offering and bridge borrowings.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	Three Month Periods Ended December 31,
	2011	2010
	(Consolidated)	(Consolidated)
Net cash provided by (used in) operating activities	$(126,527)	$1,553,423
Net cash (used in) investing activities	$(1,250,614)	$(1,389,582)
Net cash provided by (used in) financing activities	$(362,554)	$2,636,263
Effect of currency exchange rate	$(6,659)	$(5,418)
Net cash inflow (outflow)	$(1,746,354)	$2,794,686

We finance our legacy business with cash generated from operations and use short-term bank loans to fund capital expenditures.

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

The planned production of our new PPS products will require a large amount of working capital to purchase expensive raw materials from foreign suppliers.  Our operating cash inflow will not be adequate to meet the new working capital needs. Therefore, we are actively seeking public and private financing to acquire additional capital in order to expand our business.

At March 31, 2011, we had outstanding bank loans in the total amount of $3.5 million (RMB 23 million) with Industrial and Commercial Bank of China, Foshan branch office.   The loan is repayable on February 14, 2012.

On January 31, 2011, we entered into a note extension agreement with each holder (except for Lumen Capital LP who held a convertible note in the principal amount of $100,000) of our outstanding convertible notes to extend the maturity date of the notes from February 12, 2011 to June 30, 2011.  On February 11, 2011, we repaid the note held by Lumen Capital. The proceeds received from the sale of the notes were invested in the manufacturing facility to make our new products.

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended March 31, 2011 was $126,527, compared to $1.5 million provided by operating activities for the same period of the prior year. The operating cash outflow resulted primarily from a decrease in net income and an increase in accounts receivable, advances to suppliers, and inventory, which were offset by an increase in accounts payable and accrued liabilities.

Cash Flow from Investing Activities

Net cash used by investing activities for the six months ended March 31, 2011was $1.25 million, compared to $1.4 million used for the same period of the prior year. The cash used by investing activities during the six month period ended March 31, 2011 was primarily for the capital project to build up a new PPS manufacturing facility.

Cash Flow from Financing Activities

Net cash used in financing activities for the six months ended March 31, 2011was $0.36 million, compared to $2.64 million of net cash provided by financing activities for the same period of the prior year. During the six months ended March 31, 2011, the Company repaid more than borrowed from banks. The new loan obtained from Industrial and Commercial Bank of China was mainly used to pay off the loan from Agriculture Bank of China.

Future Cash Commitments

We have an ambitious business expansion plan for our PPS products. The PPS projects require significant capital expenditures. We financed the capital expenditures with short-term loans from banks and intended public equity offerings to raise additional capital to fund our capital projects.  In addition, the planned launch of sales of PPS products will require a significant amount of working capital to purchase expensive raw materials. The new need of additional working capital will be met through private and public equity financing.

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

Increases in the price of crude oil have a negative impact on the cost of our raw materials.   Given the recent rise in the price of crude oil and the fact that the global economy is recovering, we expect that the price of our raw materials will stay at relatively high levels due to the relatively high price of crude oil which will adversely affect our gross margin for our PET products as our ability to pass on the increased material costs to customers is limited.

During 2010, all of our raw materials were purchased from suppliers located in the PRC.  Because the raw materials for our new PPS products are expected to be sourced from the United States and Japan, we anticipate that, after introduction of our PPS products, a significant amount of our raw materials will be purchased from suppliers in the United States and Japan through their distributors in China.  Accordingly, changes in the value of the RMB relative to the dollar and yen will affect our production costs and gross profit in 2011.  However, we believe the RMB will continue to appreciate against the dollar based on the increasing pressure from the US government and so the impact of foreign currency conversion will be favorable to us.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Jie Li, our Chief Executive Officer and Mr. Eric Gan our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, Mr. Li and Mr. Gan concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective in that certain “significant deficiencies” existed related to (i) the U.S. GAAP expertise of our internal accounting staff, and (ii) our internal audit function.

Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we identified a number of “significant deficiencies” in the process of preparing our financial statements for the quarter ended March 31, 2011 as described above.

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

In order to correct the foregoing significant deficiencies, we have taken the following remediation measures:

•	We have arranged for necessary training for our accounting department staff;

•	We plan to engage external professional accounting and consultancy firms to assist us in the preparation of the US GAAP accounts; and

•	We remain committed to the establishment of effective internal audit functions.

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

CHINA SLP FILTRATION TECHNOLOGY, INC.

Dated: May 18, 2011	By:	/s/ Jie Li
Jie Li
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Gan
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