Form 10-Q/A
period 2011-03-31
CHINA SLP FILTRATION TECHNOLOGY, INC.
filed 2011-05-16
CIK 1423023

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

PART I
FINANCIAL INFORMATION

EXPLANATORY NOTE

   This amendment is being filed to correct the date in the signature page and the certifications to May 16, 2011.

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

CHINA SLP FILTRATION TECHNOLOGY, INC.

Dated: May 16, 2011	By:	/s/ Jie Li
Jie Li
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Gan
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